Form 10KSB40
period 1999-09-30
FUTUREONE INC /NV/
filed 2000-01-13
CIK 1059838

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999     COMMISSION FILE NUMBER: 0-30336

                                 FUTUREONE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                NEVADA                                     84-1383677
     (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
           OF INCORPORATION)                         IDENTIFICATION NUMBER)

                       4250 E. CAMELBACK ROAD, SUITE K-192
                           PHOENIX, ARIZONA 85018-2751
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (602) 852-9725
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year: $11,132,285

         The number of shares of Common Stock outstanding as of January 7, 2000 was 12,905,528. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of January 7, 2000 was approximately $19,417,544 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                                TABLE OF CONTENTS


ITEM                                                                                                PAGE

                                     PART I
1.       Description of Business................................................................      2
2.       Description of Property................................................................     24
3.       Legal Proceedings......................................................................     24
4.       Submission of Matters to a Vote of Security Holders....................................     24

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters...............................     24
6.       Management's Discussion and Analysis or Plan of Operation..............................     30
7.       Financial Statements...................................................................     43
8.       Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure...............................................................     43

                                    PART III

9.       Directors, Executive Officers, Promotions and Control Persons;
         Compliance With Section 16(a) of the Exchange Act......................................     44
10.      Executive Compensation.................................................................     45
11.      Security Ownership of Certain Beneficial Owners and Management.........................     49
12.      Certain Relationships and Related Transactions.........................................     51
13.      Exhibits, List and Reports on Form 8-K.................................................     52
         Signatures.............................................................................     56
         Financial Statements...................................................................    F-1

                                     PART I

         FUTURE ONE & DESIGN(R), PRIMESERV(R) and NeighborComm(TM) are trademarks and trade names of the Company. Some trademarks and trade names included in this Report are the property of third parties and the use thereof does not imply a direct or indirect endorsement of the Company by such third parties.

         This Annual Report on Form 10-KSB contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-KSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         FutureOne, Inc. was incorporated in Nevada on March 22, 1994 as World's Fare, Inc. World's Fare, Inc. acquired FutureOne, Inc., an Arizona corporation, which was incorporated December 26, 1996, and the entities were combined in a reverse merger under an Exchange Agreement dated February 20, 1998, which became effective March 30, 1998. In August 1998, World's Fare, Inc. changed its name to FutureOne, Inc. When used in this registration statement, unless the context requires otherwise, the terms "Company" and "FutureOne" refer to FutureOne, Inc., a Nevada corporation (formerly World's Fare, Inc.), and all of FutureOne's subsidiaries. The Company's principal offices are located at 4250 E. Camelback Rd., Suite K-192, Phoenix, Arizona 85018-2751, telephone (602) 852-9725 and web site www.futureone.com.

         FutureOne believes it offers a diverse portfolio of communications solutions to its customers, and that by selling communications equipment and services, including broadband convergence technology solutions, local and long distance telephone services, Internet e-business solutions, advertising and graphic design services, and underground cable engineering and construction services, it is in a position to serve the many varied communications needs of its customers. The Company intends to focus first on the development of its convergence technology and telecommunications services, next on the expansion of its broadband communications engineering and construction services and finally on the expansion of its e-business division. The Company does not plan to further expand its communications equipment sales operations. The Company's resources will be allocated to its various lines of business according to these business development priorities. Currently, FutureOne's business consists of the following:

-        CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES.

                  NeighborComm(TM). FutureOne is developing broadband convergence technology solutions for residential and commercial applications. FutureOne intends to ultimately provide bundled communication services that include voice, video and data services through a single high-speed fiber-optic cable linked directly to residential developments or business and industrial complexes. The Company also anticipates that its NeighborComm communities will also include an Intranet designed specifically for the community it serves. This technology is marketed under the name NeighborComm (Neighborhood Communications Systems).

                  The Company's efforts to open its first NeighborComm community have been focused on a community known as Stetson Hills in Colorado Springs, Colorado. The Company has installed the wiring to accommodate NeighborComm and the vault to hold the necessary equipment in the Stetson Hills community. In order begin fully providing NeighborComm services, the Company must implement the following technology:

                  - Install and connect communications hardware. The Company has engaged Lucent Technologies, Inc. to supply the necessary equipment, a portion of which has been delivered, and engineer, install and test the required networks, which is expected to be completed in April 2000;

                  - Build and install a server for each community, which can serve approximately 10,000 customers;

                  - Install network internal security consisting of firewalls for internal networks, which also prevent outside access to customer systems;

                  -        Establish a source for providing video feeds; and

                  - Install customer premise equipment and the Company's proprietary Intranet software in each customer's home or business.

         The Company has a strategic relationship with a real estate developer in Colorado Springs, Colorado who is developing lots for sale to large homebuilders. The developer is committed to installing NeighborComm facilities into projects where approximately 25,000 homes are anticipated to be built over the next several years. The Company anticipates reaching agreements with schools, government agencies and local businesses to link to the Company's Intranet, but no written agreements have been obtained to date.

         The Company expects to be providing telephone connections to a limited number of customers prior to January 31, 2000, and to add high speed Internet service in the second quarter of fiscal year 2000. The Company is currently seeking a video source and intends to add video services at a later date, however, no specific timeframe has been established.

         The Company is also preparing to provide NeighborComm services in metropolitan areas of other western states. The Company is considering whether to offer NeighborComm services to additional communities in Colorado and plans to offer NeighborComm services in Arizona in fiscal year 2000. The Company also anticipates expanding its services into New Mexico, Nevada and Utah. The Company has obtained the necessary PUC authority to provide telephone services in Colorado, is presently applying for PUC authority in Arizona and expects to apply for the necessary permits and licenses in other western states in the future. At the present time, no licenses or permits are necessary to provide Internet access in any state, however, the Company will be required to obtain authority to provide cable TV in various states and local jurisdictions or to resell the services of other providers that have such authority.

         The Company estimates that the cost of equipment for the first community, and each new major market, will be approximately $1.25 million. Equipment that may serve approximately 1,000 customers, has been delivered and is expected to be installed by April 2000, and will replace the temporary equipment that will be used by the Company to provide customers with services until the new equipment is installed. The Company plans to acquire all of its facilities' equipment through operating leases. The engineering, set up and testing of the equipment is projected to cost approximately $250,000 and operations for the first year, including sales and marketing, legal fees and licenses, and direct operating costs are estimated at $470,000. These costs are anticipated to provide for the first community, as well as, expansion into other markets.

                  Telephone Services. As part of its NeighborComm services, the Company, through its wholly-owned subsidiary AMCOM LLC, expects to begin providing local and long distance telephone service to a small number of customers in Colorado prior to January 31, 2000.

-        BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES.
         FutureOne is an engineering and underground cable installation company and offers horizontal drilling, boring and cable splicing services for all types of underground construction.

- INTERNET SERVICES. The Company will be a high speed Internet access provider and is currently a complete e-business solutions provider. Individual and business Internet subscribers will be supported through the Company's network of Internet service access sites, which will be established as part of the Company's NeighborComm network. Web site development and business solutions are designed to include web-based vector animation and sound and supported with on-line and off-line advertising, including, traditional print advertising, interactive CD-ROM design, digital video production and music and sound production.

         The Company sold substantially all of its assets relating to its Internet access business operations, including equipment and all of its personal and business Internet access customers, on November 19, 1999. Even though the Company has sold substantially all of its assets relating to its Internet access business operations, the Company expects to provide high-speed Internet access to subscribers of the Company's NeighborComm services.

- COMMUNICATION EQUIPMENT SALES. The Company sells communications equipment, including complete lines of name brand communications products. Effective June 15, 1999, the Company sold its retail computer operations and now is only engaged in wholesale communications equipment sales.

INDUSTRY

         The Company expects to primarily compete in the convergence technology and telecommunications services industry, but because of the unique lines of business in which it has historically and is presently engaged, it is also involved on a smaller scale in other industries, such as Internet services, communication equipment sales and underground cable construction.

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         The Company believes that the trend in the communications industry is toward supplying broadband communications to consumers. Such services are also known as convergence technology and/or bundled communications services and are designed to deliver voice, video and data to consumers through a single cable or wireless connection. The Company believes that the telecommunications industry will continue to develop and implement varied forms of broadband convergence technology. Recently, large companies such as Microsoft Corporation, AT&T Corp. and Sprint Corporation have announced their intentions to develop and test practical solutions to provide voice, video and data as bundled services. The Company anticipates that customer demand for higher speed Internet capabilities, as well as increasing demand for video communications and teleconferencing, will require new services. In addition, customer demand for applying the technology of the Internet to their everyday lives on a local basis will require many new applications. Many organizations, large and small, are attempting to develop products and solutions to meet these customer demands and, as a result, the industry is very competitive.

         The Company also believes that local and long distance telephone services will continue to be offered by numerous large and small companies. Extreme competition may continue to push basic prices for telephone services to lower levels, but the Company believes there will continue to be a market for such services to be supplied by small providers, such as the Company, which will be bundled with other unique services or technology to attract customers.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES

         The underground cable construction industry is also growing rapidly and demand for qualified contractors is high. Major companies such as U S WEST Communications, Inc. ("U S WEST"), NextLink Communications, Inc., MCI WorldCom, Inc. and Cox Communications, Inc. have announced capital expenditure programs to upgrade their networks to include fiber-optic cable and the National Cable Television Association has recognized the necessity of rebuilding the nation's cable system with fiber-optic cable.

INTERNET SERVICES

         The Internet services industry is changing rapidly as the Internet becomes more widely accepted by the public and more customers become experienced users. Most users are still connecting via traditional telephone connections such as those offered by America Online, Inc., EarthLink Network, Inc., MSN Network and most major telecommunications companies. These access services are generally cheaper than high speed connections, with monthly fees generally ranging from free access to $20 per month, however, some users are switching to higher speed connections that are provided by cable modems, xDSL, wireless connections and broadband convergence technology. These high speed access services generally are more expensive, with monthly access fees of approximately $30 per month. In addition, set-up charges and necessary special equipment for these high speed access services can cost hundreds of dollars.

         Commercial use of the Internet is increasing and traditional web sites created for businesses are being upgraded. There is a growing demand for web sites that are more appealing and are effectively marketed to drive traffic to the site. E-commerce sites are increasing in number and are gaining greater commercial acceptance as businesses understand and utilize the Internet as a sales tool. Businesses are now seeking web sites that can (i) distinguish themselves from their competitors, (ii) attract customers to their site and
(iii) keep customers at their site by creatively utilizing animation, music and video. Businesses are still experimenting with the most cost-effective way to attract customers to their e-commerce sites, however, most businesses are still using traditional advertising mediums such as print, billboards, radio and television to advertise their sites. Companies with large e-commerce sites can expect to spend approximately $300,000 in utilizing mass media to advertise their sites.

COMMUNICATION EQUIPMENT SALES

         The communication equipment sales industry is also changing rapidly. There is constant demand for higher speed and more technologically advanced equipment. While many smaller organizations are finding it difficult to economically compete with larger organizations in the direct retail sales of communication equipment, many of these smaller organizations are finding niche markets by taking advantage of new developments in communications equipment, software and networking and providing additional services in connection with equipment sales. Other organizations are able to compete in the wholesale market by providing lower prices, not offering additional services or supplying specialty equipment not available from many large retail outlets.

         Wholesale sales of communication equipment are highly competitive and gross margins are small. National companies can traditionally offer more products at lower prices because of their purchasing power. Smaller companies are able to compete in this marketplace by accepting lower profit margins, operating at reduced costs, negotiating more favorable resale and distributor contracts and using creative marketing techniques.

HISTORY

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         The Company has been pursuing a process of providing voice, video and data through a single connection for several years and has been assembling the equipment and technology and working toward obtaining the necessary regulatory approvals to allow it to provide such services. Other companies have recently entered this market known as broadband technology, convergence technology or bundled communications services. The Company's convergence technology services product is being marketed under the name NeighborComm (Neighborhood

Communications Systems). There are many steps that the Company must take before revenues will be generated from this operation. See "General - Convergence Technology and Telecommunications Services." The Company expects revenues from its NeighborComm services, which the Company anticipates will include telephone services, including extra services, high speed Internet connection and video services, to average approximately $127 per residential customer per month.

         In order to enhance its NeighborComm solution, make the NeighborComm services a more complete communications package and separate the Company's NeighborComm offering from solutions provided by many competitors, the Company will also include a user friendly Intranet designed specifically for the community it serves. In conjunction with the Intranet, the Company is developing proprietary software to provide additional services to each community. The Company believes that its Intranet, when combined with its software, will allow a customer to use the Company's service to communicate within such customer's neighborhood. The Company anticipates that its Intranet and software will include features such as local chat groups; a community calendar for posting events by clubs, churches and other groups; apartment and homeowner management features; a local classified section; local news, weather and sports; and eventually local security cameras. In addition, the Company believes that its Intranet may also include links to schools, governmental agencies and local businesses.

         By January 31, 2000, the Company, through its wholly-owned subsidiary AMCOM LLC, expects to begin providing local and long distance telephone service in portions of the western United States. The Company is entering into this line of business through its arm's length acquisition of AMCOM LLC, a competitive telecommunications provider, which it acquired on August 11, 1999 in exchange for 121,212 shares of the Company's Common Stock valued at $279,030. AMCOM is a start-up company and currently has no revenue, facilities or customers, but holds (i) a Certificate of Public Convenience and Necessity to provide local exchange services and the authority to provide Emerging Competitive Telecommunications Services in Colorado, and (ii) authority to provide resold local exchange services in U S WEST's exchanges in Oregon. AMCOM has standard written agreements with Qwest Communications International, Inc., ICG Communications, Inc., Frontier Communications, Inc. and U S WEST to distribute or resell various telecommunications products and services.

         Before the Company can derive revenue from telephone services, AMCOM LLC must provide certain facilities and operational services for its customers. See "Products and Services - Convergence Technology and Telecommunications Services." The Company expects local and long distance telephone services, including extra services, to average approximately $32 per residential customer per month, most of which will be billed to customers as part of the Company's NeighborComm services.

         AMCOM is capable of providing telephone service under a Resale Agreement with U S WEST Communications, Inc. that covers the fourteen western states served by U S WEST. AMCOM has recently expanded its operating capabilities by becoming an authorized facilities-based provider in addition to a reseller of U S WEST products in Colorado. A reseller is allowed to resell U S WEST products using their existing cabling and typically earns a gross profit of approximately 15%. A facilities-based provider must attach to the national telephone backbone through an SS7 gateway and incur additional operating expenses such as complying with the 911 Mandate, but typically earns a gross profit of 30%.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES

         The Company's underground cable engineering and construction operations are conducted by OPEC CORP., a Colorado corporation that is a wholly owned subsidiary of the Company, which was acquired by the Company in July 1998. The Company also provides horizontal drilling and boring services through Abcon, Inc., an Arizona corporation, which was acquired by the Company in April 1999. The Company acquired OPEC CORP. and Abcon, Inc. in arm's length transactions with individuals that were not related to the Company or any of its affiliates, as described below. See "Consolidated Financial Statements."

- On July 29, 1998, the Company acquired all of the issued and outstanding common stock of OPEC CORP. in exchange for 2,334,000 shares of the Company's common stock, $0.001 par value per share ("Common Stock"), valued at $6,200,000. OPEC CORP. is engaged in underground cable construction and has performed construction services for such companies as U S WEST and AT&T, and installs utility cable in the western United States. OPEC CORP. had annualized revenues of approximately $4,900,000 at the time of acquisition. OPEC is based in Colorado Springs, Colorado.

- On April 19, 1999, the Company acquired all of the issued and outstanding common stock of Abcon, Inc. in exchange for 94,118 shares of the Company's Common Stock valued at $216,660. Abcon, Inc. is an underground construction company specializing in horizontal drilling and boring. Abcon, Inc., which is based in Phoenix, Arizona, provides services for large and small telecommunications companies and had annualized revenues of approximately $1,503,000 at the time of acquisition.

INTERNET SERVICES

         The Company's Internet services included personal and business dial up accounts, high speed frame relay, ISDN and T-1 connections, virtual telephone services, web site design, and custom software development. These services were provided primarily through FUTUREONE, INC., an Arizona corporation, and Networld.com, Inc., an Arizona corporation, which was incorporated in November 1995 and is a subsidiary of FUTUREONE, INC., an Arizona corporation. The Company expanded its product lines and geographic area of operations with respect to its Internet services through the following arm's length acquisitions. See "Notes to Consolidated Financial Statements." As described below, the Company sold its Internet access operations on November 19, 1999 and its virtual telephone service on December 6, 1999.

- On April 1, 1998, the Company acquired all of the issued and outstanding common stock of LAN KASTER, INC., an Arizona corporation, which has since been dissolved, in exchange for 215,385 shares of the Company's Common Stock valued at $269,231. LAN KASTER, INC. provided Internet service in Prescott, Arizona and its surrounding areas, and had annual revenues of approximately $175,000 at the time of acquisition.

- On May 11, 1998, the Company acquired all of the issued and outstanding common stock of CARNET COMPUTER SERVICES, INC., in exchange for 100,000 shares of the Company's Common Stock valued at $125,000. CARNET COMPUTER SERVICES, INC., which develops software solutions for small- to medium-sized businesses in varying industries, had annual revenues of approximately $21,000 at the time of acquisition. Major clients include the Robb Report, Magazine for the Luxury Lifestyle, and Barrett-Jackson: The World's Greatest Classic Car Auction. Its software products, Manna-Navigator, Claims Manager, Attendee and Patient Manager are distributed nationally.

- On July 15, 1998, the Company acquired certain assets, including all of the Internet customers of Interworldnet Partnership in exchange for 40,000 shares of the Company's Common Stock, valued at $50,000, and $3,841 in cash. Interworldnet Partnership provided Internet service to Lake Havasu City, Arizona and surrounding areas, and had annualized revenues of approximately $129,000 at the time of acquisition.

- On September 21, 1998, the Company acquired certain assets of PrimeServ Corp. ("PrimeServ"), including the PRIMESERV trademark, in exchange for 33,333 shares of the Company's Common Stock, valued at $97,665, and $50,000 in cash. In addition, the Company issued 2,666 shares of Common Stock as commission on the transaction with an aggregate value of $7,813. PrimeServ provided a "virtual office" telephone solution by allowing subscribers to distribute a single telephone number, which could be programmed to ring simultaneously on telephones in multiple locations, including office, home and cellular telephones. The Company's virtual office telephone solution offered a call screening feature and included a complete messaging center that can be accessed from any phone and a fax message center that allows subscribers to direct faxes to any fax telephone number on demand. PrimeServ had annual revenues of approximately $30,000 at the time of acquisition. The Company sold substantially all of the assets relating to its virtual telephone services business on December 6, 1999.

- On November 12, 1998, the Company acquired the Internet services business of Globalkey, Inc. ("Globalkey"), in exchange for 50,000 shares of the Company's Common Stock valued at $146,500. Globalkey was a small Internet service provider in Colorado Springs, Colorado that had annualized revenues of approximately $28,000 at the time of acquisition. In January 1999, Globalkey's Internet access supplier terminated service to the Company due to prior payment disputes with Globalkey. Accordingly, the small number of customers acquired from Globalkey have been lost.

- On March 31, 1999, the Company acquired all of the outstanding limited liability company membership interests of Ubiquity Design, LLC - dba Rocket Science Creative ("Rocket Science"), in exchange for 100,000 shares of the Company's Common Stock valued at $230,200. Rocket Science is a graphic design and advertising agency that had annualized revenues of approximately $346,000 at the time of acquisition. Rocket Science produces custom advertising for several major companies in the Phoenix area and prior to its acquisition had been working with the Company's Internet division on larger web sites and e-business solutions.

- On July 16, 1999, the Company acquired all of the outstanding limited liability company membership interests of Progressive Media LLC, an Arizona limited liability company ("Progressive Media"), in exchange for 67,605 shares of the Company's Common Stock valued at $155,628. Progressive Media had annualized revenues of approximately $245,000 at the time of acquisition. and was acquired to provide enhanced media services, including web-based animation, interactive CD-ROM design, digital video production and postproduction, music and sound production, and digital and traditional commercial photography.

- On November 19, 1999, the Company sold substantially all of its assets relating to its Internet access business, which was operated by the Company's subsidiary, Networld.com, Inc., including all related equipment and personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona to RMI.NET, INC. ("RMI.NET") pursuant to an Asset Purchase Agreement (the "RMI Agreement"). Pursuant to the RMI Agreement, the Company received approximately 353,000 shares (the "RMI Shares") of RMI.NET common stock worth approximately $2.75 million on the date of acquisition. Under the terms of the RMI Agreement, 50% of the RMI Shares were registered and immediately available for sale while the remaining RMI Shares are subject to a lockup agreement under which 20% of the RMI Shares will be available for sale six months from the date of the transaction and 20% of the RMI Shares will be available for sale one year from the date of the transaction, subject to certain registration rights. The remaining 10% of the RMI Shares will be held in escrow for 18 months from the date of the transaction to cover any adverse claim that could be made against the acquired assets. The purchase price is subject to adjustment depending on actual revenues achieved by RMI.NET during the three months following the date of the transaction compared to the annualized revenue base of $1.66 million. Any adjustment to the purchase price will be adjusted from the 20% of the RMI Shares that are restricted from sale for six months. The original cost of equipment transferred to RMI.NET, including the cost of equipment under operating leases, was approximately $1.5 million.

- On December 6, 1999, the Company sold substantially all of its assets relating to its virtual telephone service business operations, including related equipment and approximately 110 customers, for $47,800 with $17,800 paid in cash and the balance payable on a short-term note. This transaction did not include the Company's rights to its registered trademark PRIMESERV(R). The virtual telephone service business was originally purchased by the Company for $50,000 in cash and $97,665 in Common Stock. In addition, the Company issued 2,666 shares of Common Stock as commission on the transaction with an aggregate value of $7,813. The Company initially acquired the assets comprising its virtual telephone service business in order to offer an "add-on" service for the Company's Internet access customers. However, the Company was not successful in marketing its virtual telephone services and when the Company determined that the switching equipment owned by the Company to provide this service may require an additional investment to make it Year 2000 compliant, the Company decided to sell substantially all of the assets that comprised its virtual telephone service business operations.

         The Company has retained and will continue to operate its newly acquired e-business and advertising businesses. The Company will continue to operate as an e-business solutions provider, but will not participate in the retail ISP industry other than providing high-speed Internet access as part of its NeighborComm bundled communications solution.

COMMUNICATION EQUIPMENT SALES

         The Company's communication equipment sales division makes direct sales of name brand computer and communications equipment at the wholesale level. The Company's retail computer sales and services business line was introduced in February 1997 by FUTUREONE, INC., an Arizona corporation. The Company discontinued its retail computer sales operations on June 15, 1999, and expanded its wholesale sales operation by adding personnel and facilities and entering into a reseller agreement (the "Lucent Agreement") with Lucent Technologies Internetworking Systems (formerly Ascend Communications, Inc.) ("Lucent Technologies") to become a Premier Value Added Reseller (PVAR). The Reseller Agreement is for a twelve (12) month term with automatic twelve(12) month renewal periods until terminated by either party. Pursuant to the Lucent Agreement, the Company is obligated to stock inventory of Lucent Technologies equipment. The Company has not been successful in marketing the inventory purchased from Lucent Technologies and is currently attempting to sell as much of the inventory as possible at cost and has reduced the staff in this division to two employees. The Company has established its product lines and geographic area of operations through the following arm's length transactions with individuals that were not related to the Company or any of its affiliates at the time of such transaction. See "Consolidated Financial Statements."

- On September 29, 1998, the Company acquired all of the issued and outstanding common stock of Sonoran Industries, Inc., an Arizona corporation, which included its Kachina International division in exchange for 92,308 shares of the Company's Common Stock valued at $270,462 and $66,759 cash. Because the Company intended only to acquire the Kachina International division and did not intend to acquire the remaining assets and liabilities of Sonoran Industries, Inc., the Company immediately sold all of the stock of Sonoran back to its original owner for a nominal amount. The Kachina International division sells data communications equipment primarily to schools, government agencies, Internet providers and value added resellers as a factory direct distributor for communications equipment and had annualized revenues of approximately $900,000 at the time of acquisition. Kachina International has developed a sophisticated data base of Internet-related businesses and is based in Phoenix, Arizona.

- On September 29, 1998, the Company acquired all of the issued and outstanding common stock of PRIORITY SYSTEMS, INC., an Arizona corporation, based in Lake Havasu City, Arizona, in exchange for 185,306 shares of the Company's Common Stock valued at $542,947. PRIORITY SYSTEMS, INC. has provided computer network systems nationwide since 1988 and had annualized revenues of approximately $1,260,000 at the time of acquisition. PRIORITY SYSTEMS, INC. is a provider of technology products and services such as computer systems, computer peripherals and network management solutions to business and individual consumers.

         PRIORITY SYSTEMS, INC. had established a base of customers in Lake Havasu City, Arizona. The Company acquired PRIORITY SYSTEMS, INC. with the intent to merge it with Kachina International and the Company's existing retail computer operation, and to expand its customer base in Phoenix Arizona. After several months of attempting to penetrate the Phoenix market, it became evident that the level of competition and the low profit margins on retail computer equipment made it difficult for this operation to become profitable. In June 1999, the Company divested itself from the operations by selling PRIORITY SYSTEMS, INC. back to its founder, who had been retained by the Company to manage the PRIORITY SYSTEMS, INC. business operations while it was a subsidiary of the Company. The Company had acquired PRIORITY SYSTEMS, INC. for $542,947 in its Common Stock and in turn sold it back to its original owner for $250,573 of the Company's Common Stock and a three-year promissory note for $50,000. During the nine months that PRIORITY SYSTEMS, INC. was owned by the Company, it had revenues of $856,000, however, it sustained an operating loss of approximately $262,000 and the Company incurred a loss of approximately $317,000 on its sale. As a result of this sale, the Company will no longer compete in the retail market of computer sales and services.

BUSINESS STRATEGY

         The Company's objective is to meet the changing communication needs of individuals and businesses. The Company intends to accomplish this objective through the development of comprehensive communications technology and products that are packaged to serve its customers' total communications needs.

         The Company also intends to offer a broad range of communications technology solutions for businesses. These solutions include communications equipment, high speed Internet access, I/P Telephony, converged networks, web site and e-commerce site development and other e-business solutions. The Company also plans to position itself as a leading provider of fiber-optic cable construction to leading telecommunications companies and national and regional developers.

         The Company has identified the following four major lines of business:

         - convergence technology and telecommunication services (including local and long distance telephone service and broadband convergence technology solutions (bundled voice, video and data));

         -        broadband communication engineering and construction services;

         -        Internet services; and

         -        communication equipment sales.

         The Company believes that these lines of business complement each other and allow the Company to offer its customers complete communications solutions. In addition, the Company has developed each of its lines of business to stand alone in order to decrease the negative effects on the Company if a particular line of business declines as a result of market conditions or other factors.

         In implementing its strategy, the Company has identified the following areas of emphasis:

         - Introduce New Products. The Company believes that it must continue to offer its customers new products and technology to anticipate its customers' expectations and needs. The successful continued development of NeighborComm and the implementation of emerging technologies such as wireless communications are part of the Company's immediate strategy.

         - Evaluate Acquisition Opportunities. The Company evaluates acquisition opportunities on an on-going basis and at any given time may be engaged in discussions with respect to possible acquisitions or other business combinations. At the present time, the Company is seeking a joint venture with or a strategic acquisition of a video content provider and a wireless communications provider that will complement its NeighborComm product, however, there are currently no firm commitments with any specific entity.

         - Integrate Acquisitions. The Company believes it is successfully integrating the remaining entities and technologies it has acquired. Each of the remaining entities and operations provides a product or service that:

                  -        contributes to the development of NeighborComm,

                  - stands alone with its own base of customers in its primary business and

                  - enhances the ability of the Company's other operating entities to provide larger groups of products or services.

         Integrating many acquired entities into an overall operating company has provided many challenges which the Company believes it has successfully addressed, including:

         - Human resource constraints and implementation of coordinated employee policies and benefits. The Company has hired a Director of Human Resources to locate qualified applicants for the Company and its subsidiaries, and to develop and administer Company-wide employee policies and benefits, including group insurance programs, a 401K plan and an incentive stock option plan.

         - Obtaining sufficient office and operating space. The Company has consolidated all of its operations, other than its broadband communications engineering and construction business, in a single office complex in Phoenix, Arizona. The facilities for the Company's broadband communications engineering and construction business are now consolidated in two facilities in Colorado Springs, Colorado and Phoenix, Arizona.

         - Overcoming the logistics of operating in multiple cities and states. The Company has established an Internet based, internal communication system that allows all of the Company's operations to be in constant contact. The Company is also implementing a broad based accounting and financial controls system that will be applicable to all of the Company's operations.

- Divestiture of Uneconomical Products and Operations. The Company constantly monitors its products and services in terms of changes in technology and markets, overall contributions to the profitability of the Company and the total communications solutions that can be offered to customers. The Company has recently determined that certain of its products and services are unprofitable and/or do not contribute to the Company's overall business strategy, including retail computer sales and service, virtual telephone services and traditional Internet access provider services. Consequently, the Company has sold substantially all of its assets relating to the business operations of such products and services. Management believes this will allow the Company to focus on the development of NeighborComm and other products and services that the Company currently offers.

PRODUCTS AND SERVICES

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         The Company believes the future of communications is changing to respond to consumer demand for high speed communications and bundled communication services that include voice, video and data, which is known as broadband convergence technology. Companies such as US Sprint, AT&T and Microsoft have recently announced their intentions to expand their operations into this new communications technology. The Company also believes a communications vehicle similar to the Internet is needed to connect residents, businesses and other organizations within a local community.

         The Company has been developing the NeighborComm system and has recently been working in cooperation with Lucent Technologies to install and test the infrastructure for the system.

         Construction and installation of the underground cable infrastructure has commenced at the Stetson Hills development in Colorado Springs, Colorado. This project is anticipated to be the first NeighborComm neighborhood communications system in operation, however, the Company has reached tentative verbal agreements with other developers in Colorado Springs to install the NeighborComm system in their developments. The Company anticipates that such agreements will provide for the developer to pay for the cable and the installation of the cable. The Company will reimburse the developer out of future profits from the NeighborComm system in each specific community for the cable, which will then be owned by the Company. In certain cases, the Company may allow the developer to participate in profits for a fixed period of time after the developer has received reimbursement for the cable.

         The NeighborComm communications system being developed by the Company is designed to ultimately allow for applications such as video conferencing and video monitoring for security purposes, and voice (telephone), video (cable) and data (Internet) service to consumers via one high-speed, fiber-optic connection directly to the home or business. When implemented, the high speed Internet connection will also be the source used for Voice over Internet Protocol, which allows for long distance phone and facsimile calls to be made over the Internet.

         The Intranet capabilities of the Company's NeighborComm system are based on the needs of the local community. The Company anticipates that community-based businesses, schools and local government agencies may be accessed through links on the NeighborComm start-up page and provisions are being made in the proprietary software being developed by the Company to allow for neighborhood chat lines, local want ads, community bulletin boards, landlord and homeowner association administration and other local use features.

         The Company believes it has positioned itself to supply the services required to support its NeighborComm system and to take advantage of the additional revenue sources that will be created by convergence technology in general. The Company believes that its construction division will supply services for the Company's projects and similar systems being installed by other companies. This new technology will create the need for communications equipment, which can be supplied by the Company's communications equipment division. The new technology will create a need for additional web sites and e-business services from local vendors that had no reason to attempt to reach customers via the world wide Internet, but may want to reach their local consumers via the Company's Intranet. The Company anticipates that these new users of the Intranet may create opportunities for the Company's advertising and e-business solutions division.

         On August 11, 1999, the Company acquired AMCOM, LLC, a competitive telecommunications provider capable of providing telephone service under a Resale Agreement with U S WEST Communications, Inc. that covers the fourteen western states served by U S WEST. AMCOM has recently expanded its operating capabilities by becoming authorized to be a facilities-based provider in addition to a reseller in Colorado.

         AMCOM, LLC is a start-up company and currently has no facilities or customers, but holds (i) a Certificate of Public Convenience and Necessity to provide local exchange services and the authority to provide Emerging Competitive Telecommunications Services in Colorado, and (ii) authority to provide resold local exchange services in U S West's exchanges in Oregon. AMCOM also enjoys considerations and arrangements with Qwest Communications International, Inc., ICG Communications, Inc., Frontier Communications, Inc. and others to distribute or resell various telecommunications products and services.

         The Company, through its wholly-owned subsidiary AMCOM, LLC, intends to enter the telecommunications service business by offering telephone services direct to consumers and within the context of the Company's NeighborComm business. In order to enter into the telecommunications business and provide local and long distance telephone service, the Company (through AMCOM, LLC) will need state regulatory approval in each state in which it intends to do business. The Company (through AMCOM, LLC) expects to file for operating authority in those states covered by the AMCOM-U S WEST Resale Agreement in which it currently does not have operating authority. In order to fully enter the telecommunications service business, the Company or a subsidiary must install equipment-based facilities, implement billing systems and establish a call center.

         The Company may remain a reseller and is not required to install facilities at the present time. However, when sufficient funding is available, the Company intends to install a SS7 gateway switch, which costs approximately $200,000. The Company believes that the installation of such switch will increase its gross profit on revenues from approximately 15% as a reseller to approximately 30% as a facilities-based provider.

         Initially, the Company intends to use existing internal billing software to provide customer billing. As the customer base grows and funding becomes available, the Company intends to purchase a telecommunications software program estimated to cost $75,000. The Company intends to outsource its call center support to a service provider that charges on a per-call basis. The Company believes these services are available immediately.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES.

         The Company designs, engineers and installs copper, fiber and CATV distribution and feeder facilities for communications and real estate development companies in the western United States through its wholly owned subsidiaries, OPEC CORP. and Abcon, Inc. The Company offers a full range of underground construction services, including the installation of underground cable in various terrains. The Company owns the equipment necessary for trenching, plowing, drilling and directional boring and can splice copper and fiber cable. The Company directs its construction services from Phoenix, Arizona and Colorado Springs, Colorado. The Company generally engages in contracts ranging from several thousand dollars to approximately $2,000,000, but recently was awarded general construction contracts with U S WEST for all of Iowa, Nebraska and Wyoming and parts of Arizona and Colorado.

Although there is no specific amount of work authorized under the contracts, these contracts authorize OPEC to act as a general construction and maintenance contractor and to provide engineering and cable installation services for U S WEST in the specified areas, during the term of the contracts.

INTERNET SERVICES

         INTERNET SERVICES. Through its subsidiary, Networld.com Inc., the Company offered a complete selection of Internet access services, in both monthly and fixed-term packages, designed to meet the varied needs of its customers. These services varied from competitive residential dial-up services to high speed, continuous Internet access services for businesses, such as Frame Relay and Point-to-Point circuits. The Company previously offered local dial-up access from Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence and Payson, Arizona, and provided a local dial-up access to Wickenburg, Arizona through a franchise agreement.

         On November 19, 1999, the Company sold substantially all of its assets relating to its Internet access business, which was operated by the Company's subsidiary, Networld.com, Inc., including equipment and its personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona to RMI.NET, Inc. ("RMI.NET") pursuant to an Asset Purchase Agreement (the "RMI Agreement"). Pursuant to the RMI Agreement, the Company received approximately 353,000 shares (the "RMI Shares") of RMI.NET common stock worth approximately $2.75 million on the date of transaction. Under terms of the RMI Agreement, 50% of the RMI Shares were registered and immediately available for sale while the remaining RMI Shares are subject to a lockup agreement in which 20% of the RMI Shares will be available for sale six months from the date of the transaction and 20% of the RMI Shares will be available for sale in one year from the date of the transaction, subject to certain registration rights. The remaining 10% of the RMI Shares will be held in escrow for 18 months from the date of the transaction to cover any adverse claim that could be made against the acquired assets. The purchase price is subject to adjustment depending on actual revenues achieved by RMI.NET during the three months following the date of the transaction compared to the annualized revenue base of $1.66 million. Any adjustment to the purchase price will be adjusted from the 20% of the RMI Shares that are restricted from sale for six months. The original cost of equipment transferred to RMI.NET, including the cost of equipment under operating leases, was approximately $1.5 million.

         The Company expects to provide high-speed Internet access as part of its NeighborComm bundled communications solution.

         VIRTUAL TELEPHONE SERVICE. The Company offered a custom telephone service, under the trade name of PrimeServ(R), which created a "virtual office" telephone solution by allowing subscribers to use a single phone number, which can be programmed to ring simultaneously on several telephones, including office, home and cellular telephones. Each telephone call was screened to announce the caller and the subscriber could decide whether to answer the call on any of the telephones to which such call was directed. In addition, the system had a complete messaging center that could be accessed from any phone and a fax message center that allowed subscribers to direct faxes to any fax telephone number on demand.

         On December 6, 1999, the Company sold substantially all of its assets relating to its virtual telephone service business operations, including the approximately 110 customers and equipment to service these customers, for $47,800 with $17,800 paid in cash and the balance payable on a short-term note. Such transaction did not include the Company's rights to its registered trademark PRIMESERVE(R). The business was originally purchased by the Company for $50,000 in cash and $97,665 in Common Stock. In addition, the Company issued 2,666 shares of Common Stock as commission on the transaction with an aggregate value of $7,813. The Company initially acquired the assets comprising its virtual telephone service business in order to offer an "add-on" service for the Company's Internet access customers. However, the Company was not successful in marketing these services and when it was determined that the switching equipment owned by the Company to provide this service may require an additional investment to make it Year 2000 compliant, the Company decided to sell substantially all of the assets that comprised its virtual telephone service business operations.

         OTHER INTERNET SERVICES. After the sale of the Company's Internet access customers and related equipment, the Company continues to offer a complete selection of web site development, e-business development services, customized Internet client/server applications and Internet-based applications for a number of industries.

         - WEB SITE DEVELOPMENT. The Company offers a complete series of web site design and development services for both business and personal customers. The Company currently offers the following services: project management; developing requirements; design services; and web site construction. The Company's products include multi-media skills, such as video streaming, audio and advanced animation capabilities, Internet search engine registration and Internet marketing services.

         - E-BUSINESS DEVELOPMENT. The Company offers several e-business programs directed at those businesses that are selling products or services over the Internet. The Company's e-business offerings range from low-end, entry level e-commerce development services to the most sophisticated solutions required by large Internet merchants. Using Microsoft's Site Server and advanced encryption capabilities as the basis for its sophisticated solutions, the Company also possesses the project management skills and technical design capabilities to link e-business solutions with enterprise-wide, legacy databases as required.

         - CUSTOMIZED INTERNET CLIENT/SERVER APPLICATIONS. As the business community has accepted the Internet as a major marketplace, and has acquired more experience with Internet-based products and services, the demand for more complex Internet-based client/server solutions has grown. The Company offers services to customers to create simple or complex Internet-based client/server solutions and mainframe architectures. These solutions are prepared on both a fixed bid and traditional time and materials basis.

         - ADVERTISING, GRAPHIC DESIGN AND OTHER. In order to enhance and complement traditional web site and e-business solutions, the Company also provides traditional advertising and graphic design to assist clients in reaching customers in traditional ways and to promote their web sites. Electronic marketing and advertising are offered as part of the Company's interactive promotional services. Both electronic and print media placement services are also offered. The Company also offers enhanced media productions including, web-based animation, interactive CD-ROM design, digital video production and postproduction, music and sound production and digital and traditional commercial photography.

         - INTERNET-BASED APPLICATIONS FOR VERTICAL MARKETS. The Company has built a number of specialized Internet applications for business customers in different industries. In some cases, the Company has retained the ownership rights to the software, while in other cases the Company has negotiated with customers to obtain the ability to "re-sell" these applications in the future.

COMMUNICATION EQUIPMENT SALES

         FutureOne is a factory direct distributor of data communications products to Internet service providers, schools, government agencies and other value added resellers. The Company has preferred value added reseller or distributor agreements with Lucent Technologies, Nortel Networks Corporation, Cisco Systems, Inc. and Multi-Tech Systems, Inc., and distributes other name brand products under various supplier agreements.

CUSTOMERS

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         The Company's convergence technology customers consist of developers in Colorado and Arizona with whom the Company currently has verbal agreements and commitments. The Company and these developers are currently negotiating contracts, which the Company expects will formalize the Company's relationship with such developers and finalize the magnitude of the projects to be undertaken by the Company. The projects covered by the verbal commitments consist of approximately 25,000 units, which will be built over the next several years. The Company anticipates that such agreements will provide for the developer to pay for the installation of the cable. The Company will reimburse the developer for the cable out of future profits from the NeighborComm system in each specific community, which will be owned by the Company. In certain cases, the Company may allow the developer to participate in profits for a fixed period of time after the developer has received reimbursement for the cable. There is no assurance that the Company will be able to formalize these commitments or that it will recognize revenue from such services in the amounts that it currently anticipates.

         Although the Company has commitments from developers, its ultimate customers will be the home buyers in the developments. The Company anticipates that when it begins providing residents with a complete package of voice, video, and data services, Company revenues may average approximately $127 per month per household.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES

         The Company's communications engineering and construction services operations serve major customers such as U S WEST, Lucent Technologies, NextLink Communications, Inc. and U.S. Home Corporation and also provide services to small companies and developers. During 1998, approximately 15% of the Company's revenues were derived from Century Cable, and in 1999 approximately 10% of the Company's revenues were derived from Santa Fe Ranch POA. These revenues were derived from construction contracts that are non-recurring.

INTERNET SERVICES

         The Company markets its Internet e-business and advertising services to a wide variety of businesses and customers including businesses such as real estate developers, a concert promoter, and audio equipment sales and sporting goods companies. Services are provided on a direct hourly fee, fixed fee or time and materials basis.

COMMUNICATION EQUIPMENT SALES

         The Company markets its communications equipment primarily to a variety of local business customers and a nationwide base of resellers, Internet Service Providers, Competitive Local Exchange Carriers, government agencies and educational institutions.

SUPPLIERS

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         Although the Company presently has no contracts for Internet access or video content, the Company will be dependent on third party suppliers for Internet access and bandwidth and various other services, including video content to be provided as part of the Company's NeighborComm product. Internet services and bandwidth are available from many sources including, Qwest, ICG Frontier, AT & T, U S WEST and RMI.NET. The Company is also dependent on third party suppliers for its local and long distance telephone service which is obtained under reseller and facilities contracts with U S WEST, Qwest and ICG Frontier.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES

         The Company does not rely on any material third party suppliers in connection with its communications engineering and construction services.

INTERNET SERVICES

         The Company does not rely on any material third-party suppliers in connection with its e-business or advertising services.

COMMUNICATION EQUIPMENT SALES

         The Company purchases communications equipment from authorized distributors or manufacturers of communications equipment products and software such as Tech Data, Pinacor and Ingram Mirco. The Company does not maintain on-going contracts with these suppliers. The Company purchases other communications equipment directly from manufacturers such as Lucent Technologies, Nortel Networks Corporation, Cisco Systems, Inc. and Multi-Tech Systems, Inc. or distributors authorized to warehouse such data communication equipment for the manufacturers under resale contracts.

SALES AND MARKETING

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         The Company's convergence technology solution, NeighborComm, is sold directly to large regional and national residential and commercial developers. To date it has only been sold by key management of the Company. Sales literature has been produced for a direct mail distribution and the Company intends to market at home builder trade shows. After the NeighborComm system is installed in a development, the Company will provide various on-site sales materials to encourage home buyers in the development to obtain their communications services from FutureOne.

         The Company plans to sell its telecommunications products and services as a part of NeighborComm, which is anticipated to include regular local and long distance telephone services. The Company also anticipates that its telecommunications products and services will be offered to customers in all states where the Company obtains operating authority.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES

         The Company attempts to grow and further develop this line of business by selling to existing customers, applying to bid lists and responding to public notifications of potential contracts and referrals.

INTERNET SERVICES

         The Company markets its Internet services through its own direct sales force consisting of one salesperson, Company management and the Company's web sites.

COMMUNICATION EQUIPMENT SALES

         The Company markets its communication equipment through a direct sales force, consisting of four salespersons, telemarketing, direct mail campaigns, media advertising, catalogs, weekly fax blasts, trade shows and conventions.

COMPETITION

         The markets for all of the Company's products and services are extremely competitive and it is expected that competition will intensify in the future. The Company's ability to compete successfully depends on a number of factors both within and outside its control, including the pricing policies of its competitors and suppliers, the introduction of new products and services by others, the availability of additional financing and general economic trends in the industry.

CONVERGENCE TECHNOLOGY AND TELECOMMUNICATIONS SERVICES

         The telecommunications industry is highly competitive. The Company believes the principal competitive factors affecting its business are customer service, accurate billing, variety of services and, to a lesser extent, pricing levels and clear pricing policies. The ability of the Company to compete effectively depends upon its ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors.

To be competitive, the Company believes it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company. Many of the Company's current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company, as well as other competitive advantages over the Company.

         FutureOne is a recent entrant in the telecommunications services industry and will not achieve and does not expect to achieve a significant market share for any of its services in larger markets. In particular, local telephone companies have long-standing relationships with their customers and have financial, technical and marketing resources substantially greater than those of the Company. Many of those companies have the potential to subsidize competitive services with revenue from a variety of businesses and currently benefit from some existing regulations that favor these ILECs over FutureOne in some respects.

         The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI/WorldCom, GTE and US Sprint. Competition also comes from other CLECs, resellers of local exchange services, competitive access providers ("CAPs"), cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward consolidation and strategic alliances of telecommunications companies, as well as the development of new technologies, could give rise to significant new competitors to the Company, putting FutureOne at a competitive disadvantage. The Telecommunications Act includes provisions which impose certain regulatory requirements on all LECs, including the Company, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on the Company's ability to compete successfully against ILECs and other telecommunications service providers.

         The change in the Telecommunications Act radically altered the market opportunity for traditional CAPs and CLECs. Because most existing CAPs and CLECs initially entered the market providing dedicated access in the pre-1996 era, these companies had to build infrastructure before offering services. Since passage of the Telecommunications Act, many CAPs have added switches to become CLECs to take advantage of the opening of the local market. With the Telecommunications Act requiring unbundling of the LEC installing switches and leasing trunk and loop capacity until traffic volume justifies building facilities, newer CLECs, including competitors that FutureOne may encounter in some markets, will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks.

         Although the Company is presently seeking a source or ability to provide wireless communications services, there is no assurance that the Company will be successful in being able to provide wireless services. Many of the Company's competitors are already offering wireless services and, as a result, may gain a competitive advantage over the Company.

         The Company believes that recent announcements by several large telecommunications companies indicate that such companies are positioning themselves to provide convergence technology solutions (bundled communications solutions), to existing telephone and cable subscribers, as well as, installing convergence technology in new developments. New telecommunications hardware solutions are being tested and developed that may allow the Company to provide their bundled communication services through existing infrastructure to existing communities, however, based on the Company's existing technology, the Company will be limited to providing its bundled communications services only to developments currently under construction.

         The Company believes it is able to compete in this market because it intends to offer unique services such as its Intranet and proprietary software as a value added service, which are expected to attract additional customers. The Company also has the capability of installing its own network and connections directly to structures so that customers will purchase services directly from the provider. Since the Company also intends to own the connections to the structures, competitors normally will pay the Company to use the Company's facilities if a customer should choose a competitors services rather than install new facilities. The Company also believes that it can offer competitive prices for most basic services which are competitively set by general market conditions.

BROADBAND COMMUNICATIONS ENGINEERING AND CONSTRUCTION SERVICES.

         The Company competes with regional firms and national companies such as Fischel Companies, Burnup and Sims, Inc., Henkel & McCoy and numerous other smaller contractors. The Company must obtain work through competitive bids. The Company has acquired specialized construction equipment, such as large boring and drilling machines, to be competitive in obtaining projects with the requirements or portions of jobs requiring these specialties. In order to be competitive, the Company must have access to a sufficiently mobile labor force, equipment and financial reserves to accept jobs in various parts of the western United States. The Company is at a disadvantage in competing against larger companies that have more personnel, equipment and financial resources than the Company.

         The Company believes that it is able to compete in this market because it owns certain specialty equipment, such as horizontal drilling and boring equipment, which is in high demand. In addition, the Company is able to engineer telephone systems for subdivisions and complete real estate developments, a service which is not provided by most competitors, and the Company is now recognized as a general contractor by major communications companies, such as U S West. This general contractor status and the ability to provide unique services gives the Company access to more projects than are usually available to subcontractors. The Company also obtains much of its work through competitive bids and has been able to consistently obtain jobs in successful bids against competitors.

INTERNET SERVICES

         The competition for web site development and e-business solutions is intense and large companies such Microsoft, U S WEST and AT&T offer such services to larger customers. In order to attract monthly hosting customers, some companies are offering these services for free. There are also numerous individuals and small companies that design web sites for businesses at extremely low prices, with which the Company cannot economically compete. As a result, the Company must attract larger customers that have more sophisticated needs. There are many companies competing for these sophisticated customers and the available technology is constantly changing. This requires the Company to consistently invest in new software tools and training for its staff in order to develop and offer leading edge technological solutions to attract customers.

         The Company believes it will be able to compete in this market because it offers cutting edge technology solutions that are currently in high demand and are not available from most of its competitors. Since these services are only available from limited sources, they are not as price sensitive as traditional services in the same industry. The Company also has the ability to combine e-commerce solutions with traditional advertising mediums such as print, billboards, radio and television to provide a complete advertising solution for clients which is a service most e-business providers cannot provide.

COMMUNICATION EQUIPMENT SALES

         The competition for sales of communications equipment is also intense, and the gross profit margins are often minimal. On the wholesale level, the Company competes with large national companies that offer more products and occasionally lower prices because of their sales volume and purchasing power. As a result, the Company must be willing to accept lower profit margins, maintain lower operating costs, negotiate favorable resale and distributor contracts or find unique marketing and advertising programs to continually market products to new customers and its existing customer base in order to achieve and maintain a competitive position in the marketplace.

         The Company believes it can compete in this market because it receives leads directly from suppliers, maintains a large inventory to supply customers with products and has negotiated favorable supplier contracts which allow the Company to buy on favorable terms to be able to sell at competitive prices.

GOVERNMENT REGULATION

         The Company's telecommunications facilities and services will be subject to varying degrees of federal, state and local regulation. The 1934 Communications Act, as amended (the "Act"), and the regulations promulgated by the Federal Communications Commission ("FCC") thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions all govern the provision of telecommunications services. The FCC exercises jurisdiction under Title II of the Act over all facilities of, and services offered by, telecommunications common carriers to the extent such services involve jurisdictionally interstate common carrier communications, including international communications originating from or terminating in the United States. State regulatory authorities retain jurisdiction over jurisdictionally intrastate communications. Local governments sometimes impose franchise or licensing requirements on local service competitors and/or facilities companies. The government regulations described below directly impact the Company's operations. Changes to the regulatory environment in which the Company operates can have significant ramifications, both positive and negative, for the Company's operations. Accordingly, the Company must continuously monitor regulatory developments and implement internal procedures to ensure full regulatory compliance. These monitoring and compliance activities impose direct costs on the Company. In addition to these direct costs, the Company can incur indirect costs arising from the need in many cases to obtain regulatory approval prior to taking action. For example, tariff changes often must be approved by a regulatory agency before new rates, terms and conditions of service can be offered. Similarly, prior regulatory approval often is required before certain changes in the ownership of the Company or the sale or acquisition of assets can take place. Such prior approval requirements impose time delays that represent indirect costs to the Company's operations.

         The following summary of regulatory developments does not purport to describe all present and proposed federal, state and local regulations affecting the telecommunications industry. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact on the telecommunications industry or the Company, can be predicted at this time.

FEDERAL REGULATION

         The Telecommunication Act of 1996 ("Telcom Act") substantially revised the Act and, among other things, established a dual federal-state regulatory framework for the introduction of local competition throughout the United States. In passing the Telecom Act, Congress sought to increase local competition from newer competitors such as long distance carriers, cable TV companies and public utility companies. Entities that provide local telephone services in competition with the existing, incumbent local exchange companies ("ILECs") are known as competitive local exchange companies, or CLECs.

         The FCC imposes extensive regulations on common carriers such as ILECs that have some degree of market power. The FCC imposes less regulation on CLEC common carriers without market power, such as the Company. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. If the Company decides to provide international telecommunications services, it will need to obtain prior FCC authorization. The Company will be required to file tariffs for its interstate and international long distance services with the FCC before providing such services.

         The Telecom Act establishes several means by which a CLEC, such as the Company, can offer local telephone services in competition with the ILECs. A CLEC may choose to build its own local facilities, resell the local services of the ILECs, lease unbundled network elements from ILECs, or employ a combination of these options. The Telecom Act imposes on ILECs certain obligations to interconnect their services and facilities with those of the CLECs. It also specifically requires all local exchange carriers, including ILECs and CLECs, not to prohibit or unduly restrict resale of their services, to establish number portability, dialing parity and reciprocal compensation arrangements for the transport and termination of telecommunications, and to provide non-discriminatory access to telephone poles, ducts, conduits and rights-of-way. It also makes competitive entry into other service or geographic markets more attractive to Regional Bell Operating Companies ("RBOCs"), other ILECs, long distance carriers and other companies and likely will increase the level of competition the Company faces.

         The FCC has significant responsibility in the manner in which the Telecom Act will be implemented. The Telecom Act contemplates that states will apply the federal regulations and oversee the implementation of all aspects of interconnection not subject to FCC jurisdiction. The states also are tasked with overseeing interconnection negotiations between ILECs and their new CLEC competitors.

         On August 8, 1996, the FCC released an order which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the Telecom Act. Among other things, the order prescribed certain minimum points of interconnection, adopted a minimum list of unbundled network elements that ILECs must make available to competitors, and adopted a methodology for states to use when setting prices for unbundled network elements and for wholesale resale services. In July 1997, the U.S. Court of Appeals for the Eighth Circuit struck down certain of the rules (including the provisions establishing pricing methodologies and default rates for resold services and unbundled network elements). The appeals court concluded that the Telecommunications Act granted the states the authority to set the rates for interconnection, unbundled network elements and resold services and that the FCC therefore lacked jurisdiction to issue the pricing rules or to preempt state pricing rules. In October 1997, the Eighth Circuit issued an order clarifying that the RBOCs were not required to rebundle unbundled network elements that competing carriers had purchased separately.

         The FCC, numerous IXCs and various other parties filed petitions for certiorari with the U.S. Supreme Court, expressing concern, among other things, about the lack of uniformity in pricing that may result from the Eighth Circuit's rejection of national pricing. On January 25, 1999, the Supreme Court issued a decision upholding the authority of the FCC to issue regulations - both pricing and non-pricing - in implementing the local competition provisions of the Telecommunications Act, rather than placing pricing authority at the state level. In its decision, the Supreme Court, however, invalidated the FCC's current list of the network elements that ILECs must make available on an unbundled basis. This, in turn, could affect whether the FCC requires ILECs to provide certain other facilities used in providing broadband services to competitors such as the Company on an unbundled basis. The FCC is expected to issue a notice proposing a new list of network elements shortly. The Eighth Circuit decisions and their recent reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. Given this uncertainty, the Company cannot guarantee that it will be able to obtain or enforce acceptable interconnection terms or interconnection terms consistent with its business plans.

         The Telecom Act has already resulted in comprehensive changes in the regulatory environment for the telecommunications industry as a whole, and will have a material impact on the local exchange industry and the competitive environment in which the Company operates. Nevertheless, the concept of competitive local exchange services is a relatively new development in the telecommunications industry, and the Company cannot predict how the relevant provisions of the Telecom Act will be interpreted and implemented by the FCC, state regulators, courts and the ILECs. Although passage of the Telecom Act has resulted in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company's financial condition, results of operations or cash flow.

         To the extent that the Company expects to offer interstate long distance services, it will be treated by the FCC as a so-called "nondominant" carrier. The FCC subjects nondominant carriers to minimal regulation. However, interstate carriers offering services to the public must comply with the federal statutory and regulatory requirements of common carriage under the Act, must file various reports and pay various fees and assessments, and remain subject to the FCC's complaint jurisdiction. Among other things, interstate common carriers must offer service on a non-discriminatory basis at just and reasonable rates. Nondominant carriers need not obtain specific prior FCC approval to initiate or expand domestic interstate services, although they must file a tariff with the FCC containing the currently effective rates, terms and conditions of service for its long distance services. Although the FCC has issued regulations eliminating this tariffing requirement for all interstate non-dominant carriers, those regulations have been stayed on appeal by third parties, and the Company currently will be required to file tariffs with the FCC. If the FCC order becomes effective, nondominant interexchange carriers will need to find new means of providing notice to customers of prices, terms and conditions on which they offer their interstate services.

         In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime which established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. The FCC collects money to fund this expanded regime from interstate carriers and certain other entities. To the extent that the Company provides intrastate, interstate or international telecommunications service, it will be required to contribute to these programs. The Company's payments for the schools and libraries and rural health care fund will depend on estimated quarterly intrastate, interstate and international gross end-user telecommunications revenues. Contribution factors vary quarterly and the FCC bills carriers on a monthly basis. Contribution factors for 1999 ranged from
3.08 to 3.19% for the high cost and low income funds (interstate and international revenues), and 0.72 to 0.76% for the schools, libraries, and rural health care funds (intrastate, interstate and international revenues). Because the contribution factors vary quarterly, the Company cannot currently accurately determine the annualized impact on its annual performance.

         As a telecommunications carrier, the Company will also be required to comply with the Federal digital wiretapping regulations administered by the U.S. Department of Justice and the FCC. The Communications Assistance to Law Enforcement Act ("CALEA"), enacted in 1994, requires telecommunications carriers such as Company to make available certain telecommunications capabilities to U.S. law enforcement officials to permit those authorities to continue to intercept communications involving advanced technologies such as digital and wireless transmission communications. Under CALEA, courts may impose fines of up to $10,000 per day on telecommunications carriers that fail to meet the required capability functions, as determined by industry standards. The FCC recently extended the compliance date for the CALEA capability requirements to June 30, 2000 to permit manufacturers sufficient time to develop CALEA compliant equipment. The Company cannot predict the nature and extent of the impact the CALEA requirements will have on its operations.

         The FCC may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders and injunctive relief. The telecommunications industry varies substantially from state to state and continues to change rapidly. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation applicable to carriers. Regulators or third parties could raise material issues with regard to Company's compliance or non-compliance with applicable regulations. Future regulatory, judicial or legislative activities could have a material adverse effect on the Company's financial condition, results of operations or cash flow.

STATE REGULATION

         The local and intrastate long distance telecommunications operations of the Company will be subject to various state laws and regulations. Most states regulate entry into the intrastate telecommunications markets, and states' regulation of competitive telecommunications providers vary in their regulatory intensity. The majority of the states mandate that companies seeking to provide intrastate services apply for and obtain from a state public utility commission ("PUC") certificates of public convenience and necessity or file a registration with the PUC. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. The Company, through its wholly owned subsidiary AMCOM LLC, is authorized by the appropriate PUCs in the states of Colorado and Oregon and expects to file for approval in other states. It cannot guarantee that it will be able to successfully obtain such approvals.

         In most states, the Company must also file and obtain prior regulatory approval of tariffs for intrastate services. In addition, the Company must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services offered by the Company. In addition, most states impose tariff requirements on carriers and require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States often require prior approvals or notifications for certain transfers of assets (such as fiber optic cable or other telecommunications facilities), customers or ownership. Some states also require approval or notice for the issuance of securities or debt or for name changes. States generally retain the right to sanction a carrier or to revoke its operating authority if a carrier violates relevant laws and/or regulations. If any state regulatory agency concluded that the Company provided intrastate service without the appropriate authority, or that it was not otherwise in compliance with state PUC rules, that agency could initiate enforcement actions, potentially including the imposition of fines, the disgorging of revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

LOCAL GOVERNMENT REGULATION

         The Company expects to own telecommunications facilities that may be subject to certain local government requirements. In particular, facilities-based companies must generally obtain street use and construction permits and licenses and/or franchises to install and expand fiber-optic networks using municipal rights of way. In some municipalities carriers must pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. The Company cannot guarantee that it can obtain or retain franchises or that franchise fees will remain at their current levels. While regulation of municipal rights of way generally remains a matter under local jurisdiction, some states have enacted or are considering enacting measures that affect the ability of local governments to impose certain types of restrictions on franchisees or to require certain types of concessions from carriers seeking franchise agreements.

INTERNET REGULATION

         In so far as the Internet is a relatively new medium, the legal obligations and First Amendment rights of service providers and participants in the Internet are not well defined and are evolving. Currently, Internet access and online services are not subject to direct regulation in the United States, but changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business. For example, FCC regulatory review and rulemaking could result in regulation of the Internet and online services industry, which could result in increased telecommunications costs for participants in the Internet industry, including the Company. The Company cannot predict whether, or to what extent, any such new rulemaking will occur, or what effect any such rulemaking would have on the Company.

         Certain provisions of the 1996 Telecommunications Act relating to indecent communication over the Internet, generally referred to as the Communications Decency Act of 1996, were held unconstitutional by the United States Supreme Court in June 1997. These provisions had generally made it illegal, subject to certain defenses, for persons to knowingly use an interactive computer service to send or display "indecent" communications to minors. In October 1998, Congress enacted the Children's Online Protection Act ("COPA") which creates criminal penalties for content on the Internet that may be deemed "harmful to minors" (as defined in various court decisions) and requires that such material be restricted. This law is currently being challenged in federal district court. On February 1, 1999, a U.S. District Court judge issued a preliminary injunction against enforcement of portions of that Act and the U.S. Department of Justice has appealed that decision. The Company has not changed any of its plans or policies as a result of the enactment of COPA, and does not believe its current plans or policies violate this statute. The Company cannot predict whether additional federal or similar state legislation will be enacted in the future, whether any such future legislation would be upheld, how courts would interpret any such future legislation or what effect, if any, such legislation would have on the Company. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by a computer, and accordingly the Company will subscribe to a newsgroup service who's servers do not host certain newsgroups that it believes traffic in child pornography. While the Company does not believe that its activities will violate any of these laws, it cannot predict how a court would interpret these laws in the Internet context or whether a court would hold that the Company has a duty to monitor material being transmitted or, if notified that illegal material is being transmitted, to attempt to stop or restrict such transmissions.

         In addition, the applicability to FutureOne of existing laws governing issues such as intellectual property ownership, defamation and personal privacy is uncertain. Courts have indicated that, under certain circumstances, online service providers and Internet Service Providers could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes copyrights owned by others. The Company does not edit or otherwise monitor the content accessed by subscribers to its Internet services. In addition, the Company plans to subscribe to a newsgroup service that meets certain criteria indicating they do not carry child pornography. Future interpretations by the courts of online defamation, privacy, copyright infringement and other legal issues is also uncertain.

         It is possible that in the future laws and regulations could be adopted which address matters such as user privacy, copyrights, pricing and the characteristics and quality of Internet services, among other areas. Internet-related legislation and regulatory policies are continuing to develop and the Company could be subject to increased regulation in the future. Laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, increase the Company's cost of doing business, or otherwise adversely affect the Company's business.

         On April 5, 1999, U S WEST filed a petition with the FCC asking the FCC to find that Internet Protocol ("IP") telephony services are telecommunications services, not enhanced services or information services, and therefore should be subject to access charge and universal service obligations. The Company cannot predict how the FCC will rule on U S WEST's petition. If the FCC does ultimately determine that IP telephony is subject to the FCC's access charge and universal service regimes, such a ruling would likely substantially increase the Company's costs of providing IP telephony. U S WEST filed similar requests before the Nebraska Public Service Commission and the Colorado PUC.

         The FCC may also issue new regulations governing the treatment of calls to ISPs for the purposes of universal service obligations. In a recent report to Congress, the FCC clarified that carriers must consider revenues earned from the transmission services supplied to ISPs when calculating universal service obligations. The FCC plans to address in the future the contribution obligations, if any, of ISPs using their own facilities and ISPs providing phone-to-phone IP telephony. The Company cannot predict the outcome of these proceedings or their potential effect on its operations.

TRADEMARKS

         The Company has two registered trademarks, one for Future One & DESIGN and one for PrimeServ. The Company has applied for a registered trademark with the U.S. Patent and Trademark Office for NeighborComm. Such application is currently pending, although there can be no assurances regarding when such registration will be issued, if at all. The Company does not own any patents.

EMPLOYEES

         As of December 15, 1999, the Company had 178 full-time employees, of whom 37 had executive or managerial responsibilities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

         The Company's growth continues to place significant demands on its managerial resources. The success of the Company's business is substantially dependent on the services of its senior management team, and the services of Earl J. Cook, Alan P. Hald, Donald D. Cannella, Bruce A. Robson and R. Tucker Woodbury. The Company has employment agreements with all five of its senior managers, however, the loss of their services or the services of the Company's other officers and key technical personnel could have a material adverse effect on the Company. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel. While the Company, like other technology companies, has experienced some difficulty in attracting and retaining qualified personnel, it has been successful in attracting qualified personnel to date. There can be no assurance that the Company will be successful in attracting or retaining qualified personnel in the future.

INSURANCE

         The Company maintains general liability, automobile liability, workmens' compensation and umbrella coverage insurance in amounts which it believes are customary for a company of its size engaged in a comparable industry. However, there can be no assurance that the Company will not be subject to claims in the future that its insurance may not cover or as to which its coverage limits may be inadequate.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal administrative offices are located in approximately 7,400 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring on January 31, 2001. In addition, the Company also leases other office space of approximately 1,100 square feet and warehouse space of approximately 1,650 square feet in Phoenix, and other facilities in Colorado Springs, Colorado aggregating approximately 8,500 square feet as of December 15, 1999. The Company considers its facilities to be sufficient for its current and anticipated operations. The Company may have to lease additional space to accommodate any of its expansion plans.

ITEM 3.  LEGAL PROCEEDINGS.

         All legal proceedings and actions involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

         The Company's Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol FUTO since August 1998 and previously was quoted under the symbol WRLF since October 14, 1997. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                                                      High Bid         Low Bid
                                                                                      --------         -------

         July 1, 1999 through September 30, 1999..............................          $5.5000        $2.5000
         April 1, 1999 through June 30, 1999..................................          $8.8750        $4.0000
         January 1, 1999 through March 31, 1999...............................         $10.1250        $2.8750
         October 1, 1998 through December 31, 1998............................          $3.7500        $1.8750
         July 1, 1998 through September 30, 1998..............................          $3.4375        $2.3750
         April 1, 1998 through June 30, 1998..................................          $2.7500        $1.6875
         January 1, 1998 through March 31, 1998...............................          $1.6250        $1.2500
         December 10, 1997 through December 31, 1997..........................           $.5625         $.4375

         As of January 7, 2000, there were approximately 202 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future.

PENNY STOCK

         The Company's Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

         The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.


         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

OTC Bulletin Board Eligibility Rules

         In January 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540. These amendments now require a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change, the Company has voluntarily filed a registration statement on Form 10-SB in order to become a fully reporting company and maintain the listing of the Company's Common Stock on the OTC Bulletin Board. The NASD Eligibility Rule requires that the SEC come to a position of no further comment regarding any Form 10 registration statement before the NASD considers a company compliant. The SEC did not come to such a position in regards to the Company's Form 10-SB registration statement prior to the Company's phase-in date of December 2, 1999. According to the Eligibility Rule, if the Company is not in compliance at its phase-in date the Company's Common Stock can be removed from the OTC Bulletin Board. To date, the Company's Common Stock has not been removed from the OTC Bulletin Board, however, a delisting may adversely affect the market, if any, in the Company's Common Stock.

SHARES AVAILABLE FOR FUTURE SALE

         Of the 12,905,528 shares of Common Stock outstanding as of January 7, 2000, approximately 2,528,465 shares of Common Stock are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a) under the Securities Act. For purposes of Rule 144 under Securities Act ("Rule 144"), an "affiliate" of an issuer is a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer. The remaining shares of Common Stock outstanding are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale, and other limitations of Rule 144.

         In general, under Rule 144 as currently in effect, a person who has beneficially owned shares for at least one year, including an "affiliate," is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

         - 1% of the then outstanding shares of the Company's Common Stock (approximately 129,055 shares); or

         - the average weekly trading volume during the four calendar weeks preceding filing of notice of the sale of shares of Common Stock.

         Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A stockholder who is deemed not to have been an "affiliate" of the Company at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, would be entitled to sell shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, or public information requirements.

         In addition, as of January 7, 2000, there were outstanding warrants to purchase 2,947,479 shares of Common Stock, all of which were fully vested. In addition, as of January 7, 2000, there were outstanding options to purchase 1,522,700 shares of Common Stock, none of which were fully vested. As of January 7, 2000, certain outstanding notes payable had conversion rights into approximately 1,000,000 shares depending upon amounts of accrued interest on such notes at the time of conversion. Sales of substantial amounts of the Company's Common Stock (including shares issued upon the exercise of outstanding warrants and options) in the public market in the future could adversely effect the market price of the Company's Common Stock. These sales may also make it more difficult for the Company to sell equity or equity related securities in the future at a time and price that the Company believes is appropriate.

RECENT SALES OF UNREGISTERED SECURITIES

         The following provides information concerning all sales of securities within the last three years that were not registered under the Securities Act.

         In December 1996, the Company issued an aggregate of 100,000 shares of Common Stock to two of its founders for $1,000 received in cash. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In January 1997, the Company issued a total of 10,000,000 shares to the two former stockholders and certain noteholders of Networld.com Inc., of which 7,800,000 shares were directly attributable to the Company's acquisition of Networld.com Inc. and 2,200,000 shares were issued to two noteholders of Networld.com Inc. to redeem $195,000 of debt of Networld.com Inc. In November 1997, 5,000,000 of such shares of Common Stock were voluntarily tendered back to the Company by the same four stockholders pursuant to certain capital adjustment agreements. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In March 1997, the Company exchanged 579,990 shares for notes and leases issued by Networld.com Inc. in the aggregate amount of $242,703. Such offering was made in reliance upon the exemptions from registration provided by Sections 3(b), 4(2), and 4(6) of the Securities Act as private transactions not involving a public distribution.

         In August and November 1997, the Company issued an aggregate of 250,000 shares of Common Stock in connection with obtaining an equipment financing line of credit. Such shares were issued at $1.00 per share and were not registered pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In October and November 1997, the Company issued 15,500 shares of Common Stock to one investor at a price of $1.00 per share in connection with the Company's purchase of certain equipment. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In 1997, the Company sold 152,000 shares of Common Stock to 11 investors for $152,000. Such offering was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In 1998, the Company sold a total of 40 units in consideration for $12,500 per unit to 20 investors with each unit consisting of 10,000 shares of Common Stock and warrants to purchase 5,000 shares of Common Stock at an exercise price of $3.00 per share. Such warrants were redeemable by the Company and expired in May 1999 after the original expiration date of November 1998 was extended for six months by the Company. Such offering was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         From March 1998 through July 1998, the Company issued an aggregate of 181,250 shares of Common Stock to a consultant for services rendered in connection with the merger of World's Fare, Inc. with FUTUREONE INC., an Arizona corporation. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In April 1998, the Company issued 50,000 shares to one holder in consideration for promotional services provided to the Company. Such issuance was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In April 1998, the Company issued a total of 215,385 shares of Common Stock, valued at $269,231, to the eight former stockholders of LAN KASTER, INC. in connection with the Company's acquisition of LAN KASTER, INC. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In May 1998, the Company issued a total of 100,000 shares of Common Stock, valued at $125,000, to the two former stockholders of CARNET COMPUTER SERVICES, INC. in connection with the Company's acquisition of CARNET. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In July 1998, the Company issued a total of (i) 40,000 shares of Common Stock, valued at $53,841, to the two partners of InterworldNet Partnership in connection with the Company's acquisition of InterworldNet's assets, and (ii) 2,334,000 shares, valued at $6,200,000, to the three former stockholders of OPEC CORP. in connection with the Company's acquisition of OPEC. The Company also issued 125,000 shares to one individual for consulting services provided in connection with the Company's acquisition of OPEC. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In July 1998, the Company entered into a Stock Purchase Agreement with Blackwater Capital Partners, L.P. and Blackwater Capital Group, L.L.C. Under the Stock Purchase Agreement, Blackwater Capital agreed to purchase, or cause to be purchased, up to 3,211,000 shares of the Company's Common Stock from the Company and up to an aggregate of 200,000 shares from Messrs. Northern and Cook at a minimum price of $2.93 per share. In connection with the Stock Purchase Agreement, Blackwater Capital has been issued warrants to purchase 1,700,000 shares of the Company's Common Stock at $1.00 per share expiring in July 2005. Such warrants vest upon Blackwater Capital's performance under the Stock Purchase Agreement. As of December 15, 1999, 1,387,605 shares of Common Stock have been sold under the Stock Purchase Agreement, including an aggregate of 50,000 shares sold by Messrs. Northern and Cook, and 650,000 warrants have vested in connection therewith which include certain shares and warrants sold in January 1999 as described below. Shares and warrants issued pursuant to the Stock Purchase Agreement are issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act. In addition, under the Agreement, the Company sold to Blackwater Capital a total 300,000 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock at an exercise price of $3.00 per share in consideration for $375,000. Such warrants were redeemable by the Company and expired in May of 1999, after the original expiration date was extended for six months by the Company.

         In September 1998, the Company issued a total of (i) 33,333 shares of Common Stock, valued at $97,665, to the sole stockholder of PrimeServ, Corp. and two other related parties in connection with the Company's acquisition of the assets of PrimeServ, Corp., (ii) 92,308 shares of Common Stock, valued at $270,462, to the former sole stockholder of Sonoran Industries, Inc. in connection with the Company's acquisition of Kachina and (iii) 185,306 shares of Common Stock, valued at $542,947, to the four former stockholders of PRIORITY SYSTEMS, INC. in connection with the Company's acquisition of PRIORITY SYSTEMS, INC. The Company also issued an aggregate of 2,666 shares of Common Stock to two individuals as commission for services rendered in connection with the acquisition of PrimeServ's assets. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act. In addition, in September 1998, as part of the Blackwater Capital Stock Purchase Agreement, Blackwater Capital acquired 177,605 shares of Common Stock at $2.93 per share. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         Effective September 30, 1998, the Company issued warrants to purchase an aggregate of 410,812 shares of Common Stock to two executive officers of the Company as compensation for services rendered to the Company. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

         In November 1998, the Company issued a total of 50,000 shares of Common Stock, valued at $146,500, to four individuals in connection with the Company's acquisition of certain assets of Globalkey. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         The Company issued a total of 222,500 shares of Common Stock to employees in calendar 1998 pursuant to employment contacts or as employment bonuses. Certain stock awards were made with specific vesting restrictions over two to three years. In addition, the Company issued a total of 5,000 shares in June 1998 to a consultant for services provided in connection with some of the Company's corporate acquisitions. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act.

         In January 1999, as part of the Blackwater Capital Stock Purchase Agreement, Messrs. Northern and Cook sold 40,000 shares and the Company sold (i) 960,000 shares of Common Stock and (ii) warrants to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share, for an aggregate purchase price of $2,300,000. In connection with this transaction, Blackwater assigned 400,000 of its previously vested warrants to the investor, Muluha Limited, and 100,000 to the broker that facilitated the transaction. The offering of such shares and warrants by the Company was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

         In February 1999, the holder of a convertible promissory note for $25,000 elected to convert the note to 41,750 shares of Common Stock. Such shares were issued without registration pursuant to an exception from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In March 1999, the Company issued a total of 100,000 shares of Common Stock, valued at $230,200, to the four former members of Ubiquity Design, LLC (dba Rocket Science Creative) in connection with the Company's acquisition of Ubiquity Design. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In April 1999, the Company issued a total of 94,118 shares of Common Stock, valued at $216,600, to the two former stockholders of Abcon, Inc. in connection with the Company's acquisition of Abcon. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act. In addition, the Company issued 100,000 shares to the key employee of Abcon pursuant to an employment contract. This award was made with 25,000 shares vesting immediately and specific vesting restrictions on the balance over two years. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In May 1999, two holders exercised warrants that were granted under the Company's Private Placement Memorandum of November 26, 1997 and purchased a total of 10,000 shares at $3 per share. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In July 1999, the Company issued a total of 67,605 shares of Common Stock, valued at $155,628, to the two former members of Progressive Media LLC in connection with the Company's acquisition of Progressive Media. Such shares were issued without registration pursuant to an exemption from registration under
Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In August 1999, the Company issued a total of 121,212 shares of Common Stock, valued at $279,030, to the sole member of AMCOM LLC in connection with the Company's acquisition of AMCOM. In addition, the Company issued 50,000 shares to the key employee of AMCOM pursuant to an employment contract. This award was made with 12,500 shares vesting immediately upon approval of the transfer by the Colorado PUC, which has been completed, and specific vesting restrictions on the balance over two years. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In August 1999, as part of the Blackwater Capital Stock Purchase Agreement the Company sold 200,000 shares of Common Stock for an aggregate purchase price of $250,000. The offering of such shares by the Company was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In 1999, the Company has issued a total of 87,000 shares of Common Stock to employees pursuant to employment contracts or as employment bonuses. These awards were made with specific vesting restrictions of up to three years. In addition, the Company issued a total of 2,500 shares in March 1999 to a consultant for services provided in connection with employment agency services and 20,000 shares as a partial commission on the sale of substantially all of the assets relating to the Company's Internet access business. Such shares were issued without registration pursuant to an exemption from registration under
Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In October 1999, the Company issued a warrant to purchase 250,000 shares of Common Stock and a promissory note in consideration for $250,000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         Effective as of October 22, 1999, the Company issued a warrant to purchase 500,000 shares of Common Stock and a promissory note convertible into 500,000 shares of Common Stock in consideration for $500,000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

         Effective as of December 28, 1999, the Company issued a warrant to purchase 16,667 shares of Common Stock and a promissory note convertible into 50,000 shares of Common Stock in consideration for $50,000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

         Effective January 1, 2000, the Company issued a warrant to purchase 70,000 shares to a member of the Company's Board of Directors for such director's service to the Company. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

         In each of the private transactions above, the Company believes that each purchaser (i) had access to or was provided information regarding the Company; (ii) was aware that the securities had not been registered under federal securities laws; (iii) acquired the securities for his/her/its own account for investment purposes; (iv) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and (v) was aware that the certificate representing the securities would bear a legend restricting its transfer. The Company believes that, in light of the foregoing, the sale of the Company's securities to the respective acquirers did not constitute a sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Readers are cautioned not to place undue reliance on the forward-looking statements that relate to the Company's future performance.

OVERVIEW

         The Company was incorporated in Nevada on March 22, 1994 as World's Fare, Inc. World's Fare, Inc.'s original business purpose was to engage in the business of providing real time language translation services, however, no operations commenced prior to the reverse merger of the Company and FUTUREONE, INC., an Arizona corporation which became effective March 30, 1998. In August 1998, World's Fare, Inc. changed its name to FutureOne, Inc.

         The Company believes that it is a full service communications provider by (i) entering the convergence technology and telecommunications markets; (ii) providing high speed Internet access instead of traditional dial-up access;
(iii) concentrating on communications products sales instead of retail computer equipment sales and service and (iv) entering the e-business solutions market. The Company was formed as an Internet Service Provider and began providing Internet services including personal and business dial up accounts, high speed frame relay connections and web site design in November 1995. In February 1997, the Company entered into the retail computer sales and services market. In 1998 and 1999, the Company expanded its product lines and geographic area of operations through several strategic acquisitions. Since that time the Company has divested its retail computer sales and services operations, its virtual telephone service and its Internet access business. The Company is currently engaged in convergence technology and telecommunications, broadband communications engineering and construction services, e-business development, advertising and graphic design and wholesale communication equipment sales.

         The Company's ISP operations began facing the traditional problems of the industry, including intense competition for customers which causes high customer turnover rates and the demand for higher speed services, which requires additional capital expenditures in the face of lower prices. Most of the Company's growth in personal ISP customers came through acquisitions as this was determined to be the most economical way of obtaining additional customers. The Company recently concluded that it should concentrate its efforts on developing new Internet access technology through its NeighborComm product and divest itself of the older dial-up technology that was incurring operating losses. In order to concentrate on NeighborComm's high speed access and to provide additional funds for development of it's NeighborComm product the Company made the decision to sell its Internet access operations.

         On November 19, 1999, the Company sold substantially all of the assets relating to its Internet access business, including equipment and all of its approximately 7,300 personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona to RMI.NET, Inc. for approximately $2.75 million in RMI.NET, Inc. common stock. The Company will no longer participate in the retail ISP industry, however, it will be providing high-speed Internet access as part of its NeighborComm bundled communications services.

         On December 6, 1999, the Company sold substantially all of the assets relating to its virtual telephone service business operations, including equipment and approximately 110 customers for $47,800 of which $17,800 was paid in cash and the balance is payable on a short-term note. The business was originally purchased by the Company in September 1998 in order to offer an "add-on" service for the Company's Internet access customers. The Company was not successful in marketing its virtual telephone service business. The Company decided to divest itself of its virtual telephone service business operations upon determining that the switching equipment necessary for providing the virtual telephone service may require additional investment to be made Year 2000 compliant.

         The Company has retained and will continue to operate its newly acquired e-business and advertising businesses where the demand for Internet services is continuing to expand as more businesses are learning to use the Internet to reach more customers. As a result, businesses are requiring more sophisticated e-commerce sites and e-business applications. See "History - Internet Services."

         Since the Company entered the retail computer market in 1997, intense competition with large retail chains and manufacturers selling direct to customers lowered profit margins and absorbed a large portion of the computer equipment market. As a result, the Company changed its focus and, in June 1999, divested itself of its retail computer sales and service operations by selling PRIORITY SYSTEMS, INC., a wholly owned subsidiary of the Company, whose sole area of operation was retail computer sales and services, back to the original owner of PRIORITY SYSTEMS, INC. for $250,573 of the Company's Common Stock, or 108,850 shares, and a three-year promissory note in the amount of $50,000. As a result of its sale of PRIORITY SYSTEMS, INC., the Company will no longer compete in the retail computer sales and services market.

         The sale of PRIORITY SYSTEMS, INC. allowed the Company to expand its wholesale communications equipment division, which sells to resellers, Internet Service Providers, Competitive Local Exchange Carriers, schools, government agencies and resellers. The expansion of the Company's wholesale products division has come primarily through an acquisition and expansion of its product lines. See "History - Communication Equipment Sales."

         The Company entered the broadband communications engineering and construction services market to provide new and advanced fiber, copper and CATV systems for existing and emerging communications companies and for its own use to facilitate its entrance into the convergence technology market. The Company entered the broadband communications engineering and construction services market primarily through strategic acquisitions. See "History - Broadband Communications Engineering and Construction Services."

         Because of the acquisitions made by the Company, intangible assets associated with these acquisitions comprise a significant portion of the assets of the Company. Net intangible assets made up 58.0% and 36.7% of the Company's total assets as of September 30, 1998 and 1999, respectively. Amortization of these intangible assets will adversely impact earnings for the next five to ten years and possible writedowns or adjustments in any period could significantly adversely impact operating results in that period.

         The Company's discontinued operations had the following impact on future operations of the Company, in terms of revenues and losses, that are no longer included in historic operating results and will no longer be realized by the Company, as indicated in the chart below:

        ---------------------------------------------------------------------------
                  Operation               Revenues for the      Operating Loss for
                                        Year ended September   year ended September
                                              30, 1999               30, 1999
        ---------------------------------------------------------------------------
        Discontinued Operations
        ---------------------------------------------------------------------------
        Virtual telephone service          $     45,000         $       42,000
        ---------------------------------------------------------------------------
        Internet access                       1,555,000              1,091,000
        ---------------------------------------------------------------------------

         The Company also had $856,000 of revenues from retail computer sales during the year ended September 30, 1999 that will not recur due to the sale of its PRIORITY SYSTEMS, INC. subsidiary.

         The Company has taken steps to reduce its operating losses through divestiture of certain non-performing or underperforming business operations. In addition, the Company believes that both the e-business and broadband construction divisions are in a position to operate at break even or profitable levels beginning fiscal year 2000, excluding the amortization of intangible assets that affects both divisions. The Company anticipates that the communications products sales division will continue to operate at a loss next year, because it is a new distributor of certain products and the Company has been unsuccessful in developing profitable markets for these products. The Company has taken steps to reduce staff and facilities costs in this division to reduce losses. The convergence technology and telecommunications service division is anticipated to have losses for at least the next three years as it currently has no revenues and expenditures must be made to obtain regulatory approvals in new market areas, sales and marketing expenses will be incurred in existing and planned market areas and certain fixed operating costs must be incurred to support even a minimal customer base. The Company plans to spend approximately $720,000 on such expenses in fiscal year 2000. Corporate overhead, which includes executive and management salaries, facilities cost, legal, accounting and audit and other non-allocated expenses is expected to remain at approximately $1,500,000 during fiscal year 2000. The Company anticipates that these expenses will be paid from the proceeds of the sale of the Internet access operations and equity and debt financing.

         In general the Company's revenues and results of operations are not subject to seasonal fluctuations, except for broadband construction operations that can be affected by adverse weather conditions primarily in Colorado.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by specific expense and income items for continuing operations, for the years indicated. The prior year revenues and related items have been adjusted for the effects of reclassifying the revenues and associated costs of the Internet access operations and virtual telephone services that have now been recorded as discontinued operations in 1998 and 1999. See Footnote 3 to the "Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

                                                                 YEAR ENDED SEPTEMBER 30
                                                                 -----------------------
                                                                   1998           1999
                                                                   -----          -----
REVENUES:
 Internet Services.........................................          3.2%           3.7%
 Communication Equipment Sales.............................         12.5           18.5
 Broadband Communications Engineering and
   Construction Services...................................         84.3           77.8
                                                                   -----          -----
          TOTAL REVENUES...................................        100.0          100.0
                                                                   -----          -----
COSTS OF SALES AND OPERATING EXPENSES:
 Internet Services.........................................          5.8            3.9
 Communication Equipment Sales.............................         10.9           19.4

 Broadband Communications Engineering and
   Construction Services...................................         68.5           63.6
 General and Administrative................................         30.2           36.5
 Depreciation and Amortization.............................          7.5            8.5
 Unusual Items.............................................          -              2.9
                                                                   -----          -----
          TOTAL OPERATING EXPENSES.........................        122.9          134.8
                                                                   -----          -----

          LOSS FROM OPERATIONS.............................        (22.9)         (34.8)
OTHER INCOME (LOSS), NET...................................         (1.6)          (1.8)
DISCONTINUED OPERATIONS....................................        (35.3)         (10.8)
                                                                   -----          -----
LOSS BEFORE INCOME TAXES...................................        (59.8)         (47.4)
PROVISION FOR INCOME TAXES.................................           --             --
                                                                   -----          -----
          NET LOSS.........................................        (59.8)%        (47.4)%
                                                                   =====          =====

         The Company's operating loss was $460,000 and $3,873,000 and its net loss was $1,202,000 and $5,275,000 for the years ended September 30, 1998 and 1999, respectively.

         The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                            YEAR ENDED SEPTEMBER 30
                                                     ----------------------------------------

                                                            1998               1999
                                                     -----------------    -------------------
Net Cash Used in Operating Activities .............      $  (533,000)      $(3,048,000)
Net Cash Provided by (Used) in Investing Activities           54,000        (2,091,000)
Net Cash Provided by Financing Activities .........        1,030,000         4,729,000
Ending Cash Balance ...............................          571,000           160,000
Working Capital Deficit ...........................         (342,000)       (1,984,000)


YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $11,132,000 for the year ended September 30, 1999, an increase of 454% from 2,010,000 for the year ended September 30, 1998.

         Internet services revenues increased $348,000, or 552%, from $63,000 in the year ended September 30, 1998 to $411,000 in the year ended September 30, 1999. This increase is primarily attributable to additional web service revenues resulting from the acquisition of an advertising and e-commerce company in March and July 1999. See "History - Internet Services."

         Communications equipment sales and services revenues increased $1,807,000, or 720%, from $251,000 in the year ended September 30, 1998 to $2,058,000 in the year ended September 30, 1999. The Company's acquisitions of a retail computer sales and service company and a wholesale communications equipment company at the end of fiscal 1998 are directly responsible for this increase in revenues. The wholesale division added revenues of $1,202,000 and the retail computer division revenues were $856,000. The retail computer division was sold effective June 15, 1999. See "History - Communication Equipment Sales."

         The Company's broadband communications engineering and construction services revenue was $8,663,000 in the year ended September 30, 1999 compared to $1,695,000 for the year ended September 30, 1998. The 1998 revenues represented two months of operating results subsequent to the acquisition of the related business. Including the ten months prior to being acquired by the Company, these operations had pro forma revenues of $4,984,000 during the twelve months ending September 30, 1998. The Company believes that the increase in broadband communications engineering and construction services revenue is primarily attributable to the Company obtaining additional large contracts to provide underground construction services and the Company's expansion of its underground construction services into Arizona. See "History - Broadband Communications Engineering and Construction Services."

COSTS OF REVENUES

         Cost of sales in the Internet services division includes the direct cost of labor for programmers, supplies and contract services. Cost of sales increased $317,000, or 271%, from $117,000 in the year ended September 30, 1998 to $434,000 in the year ended September 30, 1999. This increase is attributable to acquisitions of an advertising and e-commerce company in March and July 1999, which resulted in increased revenues.

         Cost of sales in the communication equipment sales, which includes cost of parts and direct labor to assemble parts and provide service labor, increased by $1,943,000, or 887%, from $219,000 in the year ended September 30, 1998 to $2,162,000 in the year ended September 30, 1999. This increase is directly attributable to increase in revenues from this division. Gross margins decreased from 13% in the year ended September 30, 1998 to a negative 5% (a positive 10% when, excluding the provision for loss on disposal of inventory discussed below) in the year ended September 30, 1999. The Company believes that this decline is primarily attributable to increased competition from large retailers and manufacturers and increased sales at the wholesale level. The Company believes that gross margins will further decline and that in order to sell its remaining inventory of Lucent Technologies products that it will be required to sell inventory at or below cost, accordingly a provision of $304,000 for losses that may be incurred in liquidating the inventory has been made at September 30, 1999 and is included in cost of sales.

         Cost of sales for the Company's underground construction operations, which includes materials, direct labor costs and depreciation, was $7,083,000 during the year ended September 30, 1999 compared to $1,376,000 for the year ended September 30, 1998. The 1998 costs represented two months of operating results subsequent to the acquisition of the related business. Including the ten months prior to being acquired by the Company these operations had pro forma cost of sales of approximately $3,370,000 for the twelve months ended September 30, 1998. The increase is attributable to additional revenues being earned by this division. Gross margins have declined for this division, from 32% for the year prior to the acquisition to 18% for the year ended September 30, 1999, as a result of the Company focusing its resources on larger projects and the requirements for additional equipment, equipment rentals and subcontractors on larger projects. The Company anticipates that this division will continue to operate at these lower gross profit levels for the foreseeable future.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $3,452,000, or 569%, from $607,000 in the year ended September 30, 1998 to $4,059,000 in the year ended September 30, 1999. Approximately $2,030,000 is directly related to acquisitions that were made in 1998, $342,000 to Internet services, $626,000 to the communication products sales division and $1,062,000 to the broadband communications engineering and construction services operations. Other increased expenses are the result of additional professional fees, which totaled $408,000, management personnel, which totaled $463,000, and facilities, which totaled $103,000, all due to increased growth.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $151,000 in the year ended September 30, 1998 to $951,000 in the year ended September 30, 1999. This increase is attributable to acquisitions made by the Company and reflects additional depreciation from fixed assets and amortization of the intangible assets resulting from the acquisitions.

UNUSUAL ITEMS

         In June 1999, management of the Company determined that it was no longer economically feasible to remain in the retail computer equipment sales and service industry. As a result, the Company sold PRIORITY SYSTEMS, INC. back to its former owner effective June 15, 1999. The result of this transaction was a loss to the Company of $317,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash used in operating activities of $3,048,000 for the year ended September 30, 1999 compared to $533,000 for the year ended September 30, 1998. Net cash used in operating activities was less than the net loss by $2,227,000 during the year ended September 30, 1999 primarily due to $1,400,000 of non-cash charges for depreciation and amortization and an additional $410,000 for stock compensation arrangements. The Company's investment activities required $2,091,000 and provided $54,000 during 1999 and 1998, respectively. The primary reason for the cash used from investing activities in 1999 was the purchase of equipment, which aggregated to $2,109,000. Financing activities provided $4,729,000 in 1999 and $1,030,000 in
1998. Approximately $2,250,000 in 1999 and $1,151,000 in 1998 related to the sale of the Company's Common Stock and $2,475,000 in 1999 and $(122,000) in 1998 was attributable to net debt proceeds (payments).

         The Company has commitments for equipment and expenses related to its convergence technology and telecommunications operations of approximately $250,000 to engineer, install and test equipment. The Company has a further commitment for an additional $100,000 of equipment in addition to the approximately $1,250,000 of equipment that is expected to be obtained by the Company under operating leases. The Company believes that expenditures not covered by operating leases will be obtained from the proceeds of certain equity or debt financings and the sale of the RMI.NET, Inc. common stock obtained by the Company in consideration for substantially all of the Company's assets relating to its Internet access business.

         The Company believed that cash on hand at September 30, 1999 was not sufficient to meet the Company's working capital demands for the next six months and accordingly the Company obtained cash through the sale of its ISP and other loans, some of which has been obtained and others which are anticipated to be obtained, all as described below, which the Company anticipates will provide sufficient working capital through March 31, 2000. The Company also plans to continue to expand its business operations in fiscal 2000, which will require more resources than are currently available to the Company. In the event the Company is unable to obtain additional financing, the Company will not be able to fully undertake its business expansion and will attempt to reduce costs to permit existing sources of capital to finance the operations of the Company until such time additional sources become available.

         The Company has an existing line of credit with a bank that was in place prior to the Company's acquisition of OPEC CORP. in July 1998. The amount available under this line of credit is $480,000, which has been fully drawn by the Company as of September 30, 1999. This line of credit extends until February 15, 2000, however, the Company is currently seeking to renew and raise this line of credit. There is no assurance that the Company will be successful in extending or raising this credit line.

         The Company's business plan includes pursuing additional debt and equity financing with financial institutions or strategic partners. In August 1999, OPEC obtained a loan for $1,000,000, which bears interest at the rate of 15% per annum and is due September 17, 2001. The note evidencing the loan is convertible into shares of the Company's Common Stock at $2.25 per share at the option of the holder. Proceeds from the loan have been used for working capital for OPEC to further expand its underground construction business. OPEC has also refinanced a substantial amount of their equipment debt with a loan from a bank in the amount of $848,000, which bears interest at the rate of 8.73% per annum and is payable in monthly installments through August 2002 and has replaced higher interest rate loans and capital leases of an equal amount.

         In October 1999, the Company obtained a bridge loan in the amount of $250,000. Such loan bears interest at a rate of 15% per annum and the principal and interest due thereunder is payable February 8, 2000. The Company also obtained a second bridge loan in October 1999 in the amount of $500,000. Such loan bears interest at a rate of 12% per annum and the principal and interest are due and payable on April 22, 2000. The note is convertible into shares of the Company's Common Stock at $1.00 per share at the option of the holder. The Company anticipates obtaining further bridge loans in the aggregate amount of $1,000,000 by January 31, 2000. There is no assurance that the Company will receive all or any additional portion of the funds in a timely manner if at all.

         The Company also plans to sell the registered shares of RMI.NET, Inc. common stock received in consideration of substantially all of the Company's assets relating to its Internet access business. As of December 15, 1999, the Company had sold approximately 152,000 of the 176,000 shares available. This is expected to provide the Company with funds in the amount of approximately $1,500,000, which will be used for working capital and payment of $518,000 related to leases for a portion of the equipment that was sold in the transaction with RMI.NET, Inc.

         The Company also has a stock purchase agreement with Blackwater Capital Partners, L.P. Under the terms of this agreement, Blackwater must purchase shares of the Company's Common Stock in sufficient amounts to provide funding to the Company in equal traunches of $2,500,000, as requested by the Board of Directors of the Company. Alternatively, Blackwater has the right to provide funding for the remaining $7,000,000 through a public offering of the Company's Common Stock. There is no assurance that Blackwater will provide additional funding beyond the approximately $3,000,000 that has been received prior to September 30, 1999. See "Certain Relationships And Related Transactions."

         Although the Company has obtained additional funds from the sale of substantially all of the assets of its internet access business and certain bridge and working capital loans, FutureOne is still dependent upon additional capital resources to enable it to carry out its business plan and obtain profitability. This lack of profitable operations and the need for additional capital have resulted in the report of independent auditors for the years ended September 30, 1998 and 1999, containing an uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit calendar year is commonly referred to as the "Year 2000 Compliance" issue.

         Prior to December 31, 1999, the Company had installed all updates and patches to software currently used by the Company and completed testing of its internal operating systems.

         The Company had also evaluated the year 2000 readiness of its material vendors and facilities with respect to IT, as well as non-IT, assets because the Company is dependent on outside vendors for basic necessities such as power, communications and processing financial transactions. The Company had received year 2000 compliance statements from its material vendors, which indicate that all are year 2000 compliant.

         The Company's development of products and services is accomplished through in-house development, and acquisition or license from third parties. The Company has assessed all of its internally developed and third-party developed products and services for year 2000 readiness, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. In the event that any of the Company's developed or acquired products or technology are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition would be materially and adversely affected.

         As of January 1, 2000, after the rollover of time, all of the Company's internal systems are functioning properly, all services from vendors upon which the Company depends are being supplied without interruption. In addition, the Company has yet to be notified by any of its customers that the Company's software is not functioning properly as a result of the Year 2000 date change.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         This Form 10-KSB contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items, that are based on the beliefs or, assumptions made by and information currently available to the Company. The words "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements in this "Factors that May Affect Future Operating Results" section and elsewhere in this Form 10-KSB identify important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual result to differ materially from those expressed in or implied by such forward-looking statements.

THE COMPANY HAS A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO PREDICT ITS SUCCESS.

         The Company was incorporated on March 22, 1994, as World's Fare, Inc., but did not begin to generate meaningful revenue until October 1996 and has not generated an operating profit to date. Although the Company has experienced revenue growth in recent periods, in view of the Company's short operating history and the rapidly changing nature of the telecommunications market and the related construction industry, such growth may not be sustainable and should not be considered indicative of future operating results. The Company's results of operations may become increasingly unpredictable from quarter to quarter as a result of numerous factors, including market acceptance of the Company's current or future products, fluctuations in the development and growth of the

NeighborComm, the award and completion of construction contracts, the timing of orders and shipments of products, the Company's ability to introduce new products, or the introduction or the announcement of competitive products. The Company's current expense levels are based in part on its expectations of future revenue and, as a result, net income (loss) for a given period could be disproportionately affected by any reduction in revenue. There can be no assurance that the Company will be able to achieve significant revenue from sales of products in the future.

THE COMPANY HAS A HISTORY OF NET OPERATING LOSSES AND EXPECTS TO INCUR ADDITIONAL NET OPERATING LOSSES.

         The Company has incurred substantial and increasing net operating losses and experienced negative cash flow since our inception. The Company lost approximately $5,275,000 in 1999 and $1,202,000 in 1998, which includes discontinued operations. As of September 30, 1999, the Company had an accumulated deficit of approximately $6.84 million. The Company intends to increase its capital expenditures and operating expenses in order to expand its communications services to expected end-users in existing and future markets and to market and provide its services to a growing number of potential end-users in current and additional geographic regions. As a result, the Company expects to incur substantial additional net operating losses and substantial negative cash flow for at least the next two years.

         Although the Company has obtained additional funds from the sale of substantially all of the assets relating to its Internet access business and certain bridge and working capital loans, FutureOne is dependent upon additional capital resources to enable it to carryout its business plan and attain profitability. This lack of profitable operations and the need for additional capital have resulted in the report of independent auditors for the years ended September 30, 1998 and 1999 containing an uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

FUTUREONE'S BUSINESS MAY SUFFER IF THE COMPANY IS UNABLE TO EFFECTIVELY MANAGE ITS GROWTH.

         The Company recently has experienced growth, primarily through acquisitions, in both revenue and employees. This growth has resulted in an increase in the responsibilities of the Company's management and has placed added pressures on the Company's operating and financial systems. During fiscal 1998 and 1999, the Company hired directly, or retained through strategic acquisitions, approximately 125 new employees, including certain key members of management, to help the Company manage its growth. The Company's ability to assimilate new personnel will be critical to its performance, and there can be no assurance that the management and systems currently in place will be adequate if its operations continue to expand or that the Company will be able to implement additional systems successfully and in a timely manner as required.

BECAUSE THE CONVERGENCE TECHNOLOGY MARKET IS NEW AND EVOLVING, THE COMPANY CANNOT PREDICT ITS FUTURE GROWTH OR ULTIMATE SIZE, AND THE COMPANY MAY BE UNABLE TO COMPETE EFFECTIVELY.

         The market for bundled communication services using a single connection is in the early stages of development. Since this market is new and evolving and because the Company's current and future competitors are likely to introduce competing services, the Company cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. Certain critical issues concerning bundled communications services, including reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of these services. If the markets for the Company's services fail to develop, grow more slowly than anticipated or become saturated with competitors, these events could materially and adversely affect its business, prospects, operating results and financial condition.

         The Company's success will depend on the development of this new and rapidly evolving market and its ability to compete effectively in this market. To address these risks, the Company must, among other things:

         - rapidly expand the geographic coverage of FutureOne's convergence technology services;

         -        raise additional capital;

         - enter into interconnection agreements, resale agreements and working arrangements with additional incumbent carriers, substantially all of which the Company expects to be our competitors;

         - enter into and maintain high speed Internet and video arrangements to provide Internet access and video in FutureOne's bundled communications services;

         -        build and deploy an effective network infrastructure;

         -        attract and retain customers;

         -        continue to attract, retain and motivate qualified personnel;

         - accurately assess potential markets and effectively respond to competitive developments;

         - successfully develop relationships and activities with residential developers;

         - continue to develop and integrate operational support system and other back office systems;

         -        obtain any required governmental authorizations;

         -        comply with evolving governmental regulatory requirements;

         -        increase awareness of the Company's services;

         -        continue to upgrade the Company's technologies; and

         -        effectively manage the Company's expanding operations.

         The Company may not be successful in addressing the risks of the convergence technology market, and the Company's failure to address risks would materially and adversely affect the Company's business, prospects, operating results and financial condition.

THE COMPANY CANNOT PREDICT ITS SUCCESS BECAUSE ITS BUSINESS MODEL IS UNPROVEN.

         The Company has not validated its business model and strategy in the market. The Company believes that the combination of its unproven business model and the highly competitive and fast changing market in which it competes makes it impossible to predict the extent to which the Company's convergence technology and communications services will achieve market acceptance and its overall success. To be successful, FutureOne must develop and market bundled communications services that are widely accepted by developers, residents and businesses at profitable prices, as well as compete favorably in the markets of underground engineering and cable construction and Internet advertising and marketing, wholesale communications sales. The Company may never be able to deploy its network as planned or achieve significant market acceptance and favorable operating results.

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE IN FUTURE PERIODS, WHICH MIGHT LEAD TO REDUCED PRICES FOR ITS STOCK.

        The Company's annual or quarterly operating results are difficult to predict and are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of FutureOne's control. If the Company's annual or quarterly operating results do not meet the expectations of securities analysts and investors, the trading price of its stock could significantly decline. Factors that could impact our operating results include:


         - market acceptance of the Company's current and future products and services;

         -        fluctuations in the development and growth of NeighborComm;

         -        decreases in the Company's selling prices due to competition;

         - the award and completion of broadband communications engineering and construction contracts;

         - the Company's ability to develop new web site designs and e-business solutions;

         -        the timing of orders of the Company's products and services;

         -        the Company's ability to introduce new products and services;

         - delays in the commencement of the Company's operations in new market segments and geographic regions due to regulatory requirements and other factors; and

         - costs relating to possible acquisitions and integration of new businesses.

THE MARKET FOR THE COMPANY'S NEIGHBORCOMM SERVICES IS ONLY BEGINNING SO IT IS DIFFICULT TO ASSESS ITS SIZE, PRODUCT, FEATURES AND PRICES, THE OPTIMAL DISTRIBUTION STRATEGY AND THE COMPETITIVE ENVIRONMENT THAT WILL DEVELOP.

         The market for the Company's NeighborComm system is in an early stage of development. Because this market is only beginning to develop, it is difficult to assess the size of this market and the product features and prices, the optimal distribution strategy and the competitive environment that will develop in this market. There is no assurance that the anticipated services that comprise NeighborComm will be provided in a timely manner or at all. There is no assurance that the NeighborComm product will be accepted by consumers or that consumer acceptance will endure. The failure of the Company's NeighborComm to achieve market acceptance or maintains acceptance, if achieved, could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO FULLY DEPLOY NEIGHBORCOMM SERVICES IF IT DOES NOT OBTAIN GOVERNMENTAL APPROVALS OR LICENSES.

         In order to provide voice and video services to consumers, the Company must obtain its own operating authorities and/or resell other providers' services. The Company must therefore have operating authorities to provide telephone services in each state that it intends to offer such service and/or obtain operating authority to provide video services in various localities. There is no guarantee that the Company will be granted such authorities in a timely manner or at all. The Company is currently taking steps to obtain telephone operating authorities by filing applications in Arizona, Nevada, New Mexico and Utah, but to date the Company has not applied for any video authority. See "Description of Business - General - Convergence Technology and Telecommunications." If the Company is not granted direct authority to provide telephone or video services in some or all locations, it may acquire such services from other providers or resell the services of the providers, but such services may not be available if and when needed or at rates that will allow the Company to provide such services to its customers on a profitable basis.

FAILURE OF THE COMPANY'S NEIGHBORCOMM TECHNOLOGY TO ACHIEVE MARKET ACCEPTANCE COULD HARM THE COMPANY'S RESULTS OF OPERATIONS.

         The Company's NeighborComm system is a new product for the Company and still under development. Although the Company is in the process of implementing its first NeighborComm system, there can be no assurance that the Company will be able to continue to develop the NeighborComm system or that it will achieve market acceptance. See "Description of Business - General - Convergence Technology and Telecommunications." The failure of the NeighborComm system to achieve such market acceptance, or maintain such acceptance, if achieved, as a result of competition, technological change or other factors, could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S BUSINESS MAY SUFFER IF IT DOES NOT EFFECTIVELY COMPETE IN THE MARKET FOR BROADBAND CONVERGENCE TECHNOLOGY.

         The market for broadband convergence technology and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to intensify in the future. The Company believes that the principal competitive factors affecting the market include scope of product offerings, technical features, ease of use, reliability, customer service and support and price. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company will maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

         The Company's principal current competitors include AT&T, MCI/WorldCom, Sprint and other major telecommunications companies. There can be no assurance that the Company will not in the future face increased competition from such companies in the bundled communication services market and therefore suffer loss of market share to such companies in the future. Moreover, due to the rapid expansion of the bundled communication services market, the Company may face competition from new entrants in the telecommunications industry. There can be no assurance that the Company's current and potential competitors will not develop products that may be more effective than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. An increase in competition could result in price reductions and loss of market share. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY MAY FAIL TO REACT IN A TIMELY MANNER OR AT ALL TO CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS, WHICH COULD NEGATIVELY IMPACT ITS BUSINESS.

         The communications industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. The introduction of new technologies could render the Company's existing products obsolete or unmarketable. There can be no assurance that the Company will be able to counter challenges to its current products, that the Company's future product offerings will keep pace with technological changes implemented by competitors or persons seeking to provide communications services, that its products will satisfy evolving consumer preferences or that the Company will be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and product enhancements in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY MAY FAIL TO CONTINUE TO ATTRACT, DEVELOP AND RETAIN MANAGEMENT AND OTHER KEY PERSONNEL WHICH COULD NEGATIVELY IMPACT ITS OPERATING RESULTS.

         The Company's future success depends to a significant extent on its senior management and other key employees, including key technical personnel. The Company has employment agreements with its five senior management personnel, Earl J. Cook, Alan P. Hald, Donald D. Cannella, Bruce A. Robson and Robert T. Woodbury. The Company also believes that its future success will depend in large part on its ability to attract and retain additional key employees. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S BUSINESS MAY SUFFER IF THE COMPANY DOES NOT OBTAIN
TELECOMMUNICATIONS ACCESS.

         The Company must rely on other companies to provide data communications capacity via leased telecommunications lines. If one or more of these companies is unable or unwilling to provide or expand its current levels of service to the Company in the future or substantially increases the cost of its service, the Company's operations could be materially and adversely affected. Although telecommunications lines are available from several sources, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion.

THE COMPANY ANTICIPATES THAT IT WILL HAVE A LONG SALES CYCLE AND UP-FRONT EXPENSES FOR NEIGHBORCOMM.

         The Company's NeighborComm services have not historically been available to residential developments or small- and medium-sized businesses. As a result, making a sale may often require a significant amount of time and up-front expense to educate real estate developers and end users regarding the benefits of NeighborComm Real Estate developers and end users may also tend to engage in extensive internal reviews before deciding to engage the Company. Even after real estate developers decide to include NeighborComm in their developments, the build out of the development and sales of homes or commercial buildings normally extends over several years. Due to these long sales and development cycles, the Company's revenues may fluctuate substantially and any given period may include substantial selling expenses without related revenue. These risks could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S BUSINESS MAY SUFFER IF IT IS UNABLE TO DELIVER UNINTERRUPTED VOICE, VIDEO AND DATA COMMUNICATIONS SERVICES.

         The success of the Company depends upon its ability to deliver high quality, uninterrupted voice, video and data communication services. Any system failure that causes interruptions in the Company's planned infrastructure could have a material adverse effect on the Company. As the Company expands its network and data transmission grows, increased stress will be placed upon network hardware and data transmission systems. Although the Company's system will include safety measures to protect its network, there can be no assurance that the Company will not experience failures relating to individual sites, or even catastrophic failure of the entire network. The Company's operations will also depend upon its ability to successfully expand the network and to integrate new and emerging technologies and equipment into the network, which is likely to increase the risk of system failure and cause unforeseen strains on its network. The Company's network will also be vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. The Company carries property insurance, which may not be adequate to compensate the Company for all losses that may occur. In any event, significant or prolonged system failures could damage the reputation of the Company and result in the loss of subscribers.

AMORTIZATION OF GOODWILL COULD SIGNIFICANTLY IMPACT EARNINGS FOR THE NEXT FIVE TO TEN YEARS.

         Because the Company has made a number of strategic acquisitions, Goodwill associated with the acquisitions comprise 39% of the Company's total assets as of September 30, 1999. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets. The Company is required to amortize the goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. The Company anticipates that amortization of goodwill will adversely impact earnings for the next five to ten years and possible writedowns or adjustments in any period could significantly adversely impact earnings in such period.

THE COMPANY'S OPERATIONS MAY SUFFER IF THE COMPANY EXPERIENCES NETWORK SECURITY PROBLEMS.

         Despite the implementation of network security measures, the Company's infrastructures remain vulnerable to computer viruses, break-ins and similar disruptive problems. Alleviating problems caused by computer viruses, break-ins, or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company.

THE COMPANY MAY LOSE SUPPLIERS OF EQUIPMENT AND BANDWIDTH, WHICH COULD NEGATIVELY IMPACT THE COMPANY'S OPERATING RESULTS.

         The Company has no long-term contracts with its suppliers, but the Company has many dealer contracts with communications equipment suppliers, which allows it to purchase components and equipment at favorable prices and on favorable credit terms. If any of these suppliers cancel, materially alter or change the credit terms of their dealer contracts, such actions could adversely affect the Company's communications equipment sales activities, profitability and results of operation.

         The Company will depend on third-party suppliers for its leased line connections and/or bandwidth. Most of these suppliers are competitors of the Company. To the extent that these suppliers change their pricing structures, the Company may be adversely affected. Moreover, the Company depends on third-party suppliers of hardware components. Some components used by the Company in providing its networking services are currently acquired or available from limited sources.

THE COMPANY'S BUSINESS IS SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT THE WAY THE COMPANY OPERATES.

         A significant portion of the services that the Company offers are subject to regulation at the federal, state and/or local levels. Future federal or state regulations and legislation may be less favorable to the Company than current regulation and legislation and therefore have an adverse impact on the Company's business, results of operations and financial condition. In addition, the Company may expend significant financial and managerial resources to participate in rule-setting proceedings at either the federal or state level, without achieving a favorable result. The Federal Communications Commission prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares with the state regulatory commissions. Incumbent carriers may work aggressively to modify or restrict the operation of many provisions of the 1996 Telecommunications Act. Incumbent carries may pursue litigation in courts, institute administrative proceedings with the Federal Communications Commission and other regulatory agencies and lobby the United States Congress, all in an effort to affect the laws and regulations in a manner favorable to the incumbent carriers and against the interest of competitive carriers such as the Company. If the incumbent carriers succeed in any of their efforts, if these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, these events could have a material and adverse effect on the Company's business, results of operations and financial condition and on the price of its common stock. See "Business - Government Regulations."

UNCERTAIN FEDERAL AND STATE TAX AND OTHER SURCHARGES ON THE COMPANY'S SERVICES MAY INCREASE THE COMPANY'S PAYMENT OBLIGATIONS.

         Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. The division of the Company's services between interstate and intrastate services is a matter of interpretation, and in the future the Federal Communications Commission or relevant state commission authorities may contest this division. A change in the characterization of the jurisdiction of the Company's services could cause the Company's payment obligations to increase. In addition, pursuant to periodic revisions by state and federal regulators of the applicable surcharges, the Company may be subject to increases in the surcharges and fees currently paid.

A POTENTIAL ECONOMIC DOWNTURN MAY NEGATIVELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         In the last several years, the general health of the economy has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of the United States declines from recent historically high levels, or to the extent individuals or companies fear such a decline is imminent, such individuals and companies may reduce, in the near term, expenditures such as those for new housing or commercial developments and the services the Company offers. Any such decline or concern about an imminent decline could delay decisions amongst the Company's customers or prospective customers to purchase new housing or commercial facilities. Such delays could have a material adverse effect on the Company's business, results of operations and financial condition.

PROVISIONS IN THE COMPANY'S INCORPORATION DOCUMENTS MIGHT DEFER ACQUISITION BIDS FOR THE COMPANY.

         The Company's Certificate of Incorporation authorizes the Board of Directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the Common Stock respecting dividends and distributions and voting rights) as the Board of Directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest, or otherwise.

IF THE COMPANY ISSUES ADDITIONAL SECURITIES, STOCKHOLDERS COULD SUFFER DILUTION OF THEIR EXISTING INVESTMENT IN THE COMPANY.

         The Company will have authority to offer shares of preferred stock, additional shares of Common Stock or other equity or debt securities for cash, in exchange for property or otherwise. Stockholders will have no preemptive right to acquire any such securities, and any such issuance of equity securities could result in dilution of an existing stockholder's investment in the Company. In addition, the Board of Directors has the authority to issue shares of preferred stock having preferences and other rights superior to Common Stock.

THE COMPANY'S COMMON STOCK IS SUBJECT TO CERTAIN LIMITATIONS AS A PENNY STOCK, WHICH COULD AFFECT THE ABILITY OF STOCKHOLDERS TO SELL THEIR COMMON STOCK.

         The Company's common stock is covered by Securities and Exchange Commission rules that impose additional sales practice requirements on broker-dealers who sell securities priced at under $5.00 (so-called "penny stocks") to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Moreover, such rules also require that brokers engaged in secondary sales of penny stocks provide customers written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the broker-dealer, and disclosure of the salesperson working for the broker-dealer. Consequently, the rules may affect the ability of broker-dealers to sell the Company's Common Stock and also may affect the ability of persons receiving such Common Stock to sell their Common Stock in the secondary market. These trading limitations tend to reduce broker-dealer and investor interest in "penny stocks" and could operate to inhibit the ability of the Company's Common Stock to reach a $3.00 or $4.00 per share trading price that would make it eligible for quotation on NASDAQ, even if the Company otherwise qualifies for quotation on NASDAQ.

ITEM 7.  FINANCIAL STATEMENTS.

         Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company changed its independent auditor from Alvin H. Bender, C.P.A. to Ernst & Young, LLP on December 8, 1998. Ernst & Young LLP has audited the Company's financial statements for the years ended September 30, 1998 and 1999. This change was by mutual consent due to the need for the Company's auditor to be familiar with the requirements of financial statements for corporations becoming reporting companies under the Securities Exchange Act of 1934. The change was approved by the Company's Board of Directors. None of the former accountant's reports on the Company's financial statements for the year ended September 30, 1997 contained an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events during the Company's 1998 and 1999 fiscal years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning the Company's executive officers and directors. Except as otherwise noted, none of the executive officers are directors or officers of any publicly owned corporation or entity.

             Name                 Age                  Position
---------------------------      ----    -----------------------------------------------
Earl J. Cook                      57     Director, President and Chief Executive Officer
Alan P. Hald                      53     Chairman of the Board
Donald D. Cannella                30     Director
Steven R. Green                   41     Director
Bruce A. Robson                   43     Vice President - NeighborComm
Robert T. Woodbury                41     Vice President - Rocket Science Creative

         The term of office of each director of the Company is for one year and until his or her successor is elected at the annual shareholder's meeting and is qualified, subject to removal by the shareholders. All officers serve at the pleasure of the Company's Board of Directors and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

         EARL J. COOK is a founder of FUTUREONE, INC, an Arizona corporation, and served as its Executive Vice President and a Director since December 26, 1996. He has served as Director, Executive Vice President, Treasurer and Chief Operating Officer of the Company since March 30, 1998. Mr. Cook is a Certified Public Accountant and a graduate of Wayne State University with a degree in accounting. Mr. Cook is the former Chief Financial Officer, Executive Vice President and Director of McCulloch Properties, Inc., a major developer of cities such as Lake Havasu City and Fountain Hills, Arizona. Mr. Cook has owned and operated a variety of businesses including a public accounting firm, financial consulting firms, asset management entities and real estate partnerships. He has also served in a variety of senior management positions for public and private companies for the past thirty years.

         ALAN P. HALD has served as Chairman of the Company's Board of Directors since January 1, 2000. Mr. Hald co-founded MicroAge, Inc. in 1976 and has served in various executive officer and consulting positions with MicroAge from 1976 through present. Mr. Hald received his undergraduate degree from Rensselaer Polytechnic Institute and his masters in business administration from Harvard University. Mr. Hald also serves as a director for Jotter Technology, Inc., Integrated Information Systems, Inc., Relink, Inc., 3iNet, Inc. and Essential Wisdom, Inc.

         STEVEN R. GREEN has served as a Director of the Company since August 1998. Mr. Green is the managing partner of Blackwater Capital Partners, L.P. Mr. Green has held senior positions with Jefferies & Co. and Bear Sterns & Co., Inc. as an institutional equity block trader assisting risk arbitrageurs, corporate and financial takeover specialists, leveraged buyout groups, pension funds, money managers and major corporations announcing large stock repurchase programs. In 1990, Mr. Green formed Arcadian Capital, Inc., a boutique investment banking firm specializing in coordinating mergers and acquisitions, initial public offerings, recapitalizations and reorganizations. Mr. Green also serves as a director for Duraswitch Industries, Inc., OneSource Technologies, Inc. and CJM Team Corporation.

         DONALD D. CANNELLA has served as a Director of the Company since August 1998. Mr. Cannella has been the President of OPEC Corp., a wholly owned subsidiary of the Company, since November 1995. Prior to joining OPEC Corp., Mr. Cannella served in various positions in the telecommunications industry since 1989.

         BRUCE A. ROBSON has served as a Vice President in charge of NeighborComm Development since October 1999. Since 1998, Mr. Robson has been Director of Sales and Marketing for the Company. Prior to his employment with the Company, Mr. Robson was President of a wholesale distributor of data communications equipment, which the Company acquired in 1998. Previously, Mr. Robson was a National Director of Sales for Gabriel Ride Control Products, Inc., a world-wide leader in automotive ride control and exhaust systems. Mr. Robson also served as Executive Vice President of TL Industries, Inc., a company that was involved in automotive parts and repair facilities. Mr. Robson has over 20 years experience in positions of operations, sales and marketing management.

         ROBERT TUCKER WOODBURY has served as Vice President of Rocket Science Creative since October 1999. Prior to his employment with the Company, Mr. Woodbury served as Manager of Ubiquity Design LLC, a full service graphic design and advertising agency, which the Company acquired in March 1999. Mr. Woodbury received his Bachelor of Arts degree from Colorado State University in 1981 where he studied marketing, advertising and public relations. He worked as the Director of Advertising and Marketing for the American Wool Council in New York City from 1982 until 1991 where he was responsible for the promotion of wool fiber to the fashion and textile industry both nationally and internationally. Mr. Woodbury also owned and operated the Rockin' Horse concert venue, where he acted as the booking agent and promoter of over 400 national touring acts.

INVOLVEMENT IN LEGAL PROCEEDINGS

         To the best of management's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         (4) Being found by a court of competent jurisdiction (in a civil action), the commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following tables set forth the compensation received for services rendered to the Company or its subsidiaries in all capacities during the fiscal years ended September 30, 1999 and 1998 by the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 (the "Named Executive Officers"), which includes salary and bonus earned during the fiscal year ended September 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                          SECURITIES UNDERLYING
        NAME AND PRINCIPAL POSITION            YEAR      SALARY ($)       BONUS($)             OPTIONS (#)
---------------------------------------        ----      ----------     -----------        ---------------------
Earl J. Cook(1)                                1999       $83,078            --                245,000(2)
  President and Chief Executive Officer        1998       $12,308           (8)                     --

Kendall Q. Northern(3)                         1999       $98,461            --                304,000 (4)
  Former President and                         1998       $40,615           (8)                     --
  Chief Executive Officer

Donald D. Cannella(5)                          1999       $129,043      $252,263(6)            217,000 (7)
  President of OPEC Corp.                      1998       $20,769            --                     --


-------------------

(1) Mr. Cook was elected President and Chief Executive Officer of the Company effective November 23, 1999.

(2) Mr. Cook was granted options to purchase 245,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.

(3) Mr. Northern resigned as President and Chief Executive Officer of the Company effective November 23, 1999. Pursuant to the terms of his Severance Agreement, Mr. Northern received (i) a separation payment of $100,000 payable in 12 equal monthly payments, (ii) a lump sum payment of $50,000 and (iii) certain other consideration. See "Certain Relationships And Related Transactions."

(4) Mr. Northern was granted options to purchase 304,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.

(5) Mr. Cannella is a Director of the Company and the President of OPEC CORP., a wholly owned subsidiary of the Company that the Company acquired on July 29, 1998.

(6) Represents a one-time bonus for past performance paid in fiscal 1999 but accrued for services provided prior to the Company's acquisition of OPEC on July 29, 1998.

(7) Mr. Cannella was granted options to purchase 217,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.

(8) On September 30, 1998, Mr. Northern and Mr. Cook were each granted warrants to purchase 205,406 shares of Common Stock at $2.93 per share, as bonuses under their employment contracts.

OPTION GRANTS

         The following table sets forth certain information regarding option grants to Named Executive Officers during the fiscal year ended September 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                           NUMBER OF SECURITIES     PERCENT OF TOTAL OPTIONS
                                UNDERLYING           GRANTED TO EMPLOYEES IN     EXERCISE
          NAME                OPTIONS GRANTED              FISCAL YEAR             PRICE      EXPIRATION DATE
------------------------   --------------------     ------------------------     --------     ---------------
      Earl J. Cook                 245,000 (1)               13.60%                $4.95       July 18, 2004

  Kendall Q. Northern              304,000 (2)               16.88%                $4.95       July 18, 2004

   Donald D. Cannella              217,000 (3)               12.05%                $4.95       July 18, 2004

-----------------------

(1) Mr. Cook was granted options to purchase 245,000 shares of Common Stock under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.

(2) Mr. Northern was granted options to purchase 304,000 shares of Common Stock under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.

(3) Mr. Cannella was granted options to purchase 217,000 shares of Common Stock under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.


1999 KEY EMPLOYEE STOCK OPTION PLAN

         The Company's 1999 Key Employee Stock Option Plan (the "1999 Stock Option Plan") was approved by the Company's Board of Directors and became effective on April 30, 1999. On July 18, 1999, the Company awarded options to purchase 1,039,051 shares to employees at an exercise price of $4.50 per share and 766,000 shares to executive officers at an exercise price of $4.95 per share. All grants were made subject to the approval of the 1999 Stock Option Plan by the Company's stockholders, which was received at the Company's 1999 Annual Meeting of Stockholders held on November 23, 1999. The following is a summary of certain terms and provisions of the 1999 Stock Option Plan. This summary does not propose to be a complete description of the 1999 Stock Option Plan and is subject to the detailed provisions of, and is qualified in its entirety by reference to the 1999 Stock Option Plan.

         The Company's 1999 Stock Option Plan is administered by the Company's Board of Directors, or a committee of the Board. The Board selects the employees to whom stock options are granted ("Optionees") and determines the number of shares subject to each option and the type of option to be granted. Shares of Common Stock issued pursuant to options awarded under the 1999 Stock Option Plan shall be made available from authorized but unissued or reacquired shares of the Company's Common Stock. The aggregate number of shares of Common Stock that may be issued under the 1999 Stock Option Plan is 2,500,000, provided, however, that the number of shares reserved for issuance pursuant to the 1999 Stock Option Plan shall be adjusted to reflect stock dividends, stock splits and other changes in capitalization.

         Under the 1999 Stock Option Plan, the Company may grant options that are intended to qualify as Incentive Stock Options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Non-Statutory Stock

Options"). The Incentive Stock Options are not transferable except by will or the laws of descent and distribution. Non-Statutory Stock Options may be transferred pursuant to terms and conditions established by the Board. Incentive Stock Options shall not be exercisable after the expiration of ten years from the date of grant or upon an earlier expiration date as a result of the retirement or the death of the Optionee. Options held by an Optionee who ceases to be employed by the Company for any reason other than retirement or death shall not be exercisable after the date employment terminates. Also, in consideration of the Company granting the option, an Optionee agrees that he will remain in the employ of the Company for a period of not less than one year from the date of grant of the option, unless his employment shall be terminated on the account of incapacity or with the consent of the Company.

         The exercise prices of options shall be set by the Board and, in the case of Incentive Stock Options, shall not be less than the per share fair market value of the outstanding shares of the Company on the date the option is granted. If an Incentive Stock Option is granted to an employee who is, at the time the option is granted, deemed for the purposes of Section 422 of the Code, or any successor provisions, to own shares of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of shares of the Company or of a parent or subsidiary of the Company, the Option Price shall be at least one hundred and ten percent (110%) of the fair market value of the Common Stock, and shall not be exercisable after the expiration of five years from the date of grant. Options may be granted under the 1999 Stock Option Plan at any time prior to ten years from adoption by the Board, on which date the plan shall expire but without affecting any options then outstanding.

         The Board may amend, modify or terminate at any time the 1999 Stock Option Plan, except that the Board may not, without further shareholder approval, increase the total number of shares as to which options may be granted under the 1999 Stock Option Plan, change the employees or class of employees eligible to receive options or materially increase the benefits accruing to participants under the 1999 Stock Option Plan. In addition, the Board may not take any action that would impair the validity of any outstanding option or would prevent the incentive stock options issued or to be issued under the 1999 Stock Option Plan from being incentive stock options under Section 422 of the Code, or any successor provision.

COMPENSATION OF DIRECTORS

         All directors of the Company receive a director's fee of $2,500 per month for serving on the Company's Board of Directors. In addition, directors are reimbursed for actual out-of-pocket travel expenses to attend meetings of the Company's Board of Directors.

         In addition to the standard director's fee paid to the Company's directors, Mr. Hald receives additional consideration for his service to the Company as Chairman of the Board of Directors pursuant to an agreement with the Company. Such consideration includes an additional $7,500 per month, a one-time bonus of $10,000 and warrants to purchase 70,000 shares of the Company's Common Stock for each of the first six months of Mr. Hald's service to the Company. In addition, Mr. Hald shall receive transaction bonuses upon the occurrence of certain events.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         Earl J. Cook is currently employed by the Company under an employment contract that became effective July 26, 1998. At that time, the Company entered into an employment agreement with Mr. Cook that set forth the basic terms of employment, including salary, performance bonuses, and employment duties. In addition, Mr. Cook's employment agreement provides that it is immediately terminable if there is a substantial change in the management or ownership of the Company under which Mr. Cook has a diminished role in ownership or management control so that in the sole opinion of Mr. Cook, it is no longer in his best interests to remain an employee of the Company. Mr. Cook must provide notice of termination within 30 days of receipt of notice of a Change of Control and the Company shall be obligated to pay him (i) his annual salary, a pro-rated stock performance bonus, and all other benefits due him, and (ii) the greater of
(a) ten percent (10%) of the Company's net equity as reported on the Company's Balance Sheet at the end of the month immediately preceding such termination,
(b) ten percent (10%) of the acquisition price of the Company pursuant to the Change in Control as calculated in accordance with the terms of the employment agreement, or (c) $1,000,000.

         The Company entered into a Severance Agreement with Kendall Q. Northern effective as of November 23, 1999 (the "Northern Severance Agreement"). Under the terms of the Northern Severance Agreement, Mr. Northern agreed to resign as President and Chief Executive Officer and a Director of the Company in exchange for (i) a separation payment in the amount of $100,000 payable in 12 equal monthly installments, (ii) a lump sum cash payment in the amount of $50,000 and
(iii) certain other considerations. Under the Severance Agreement, Mr. Northern agreed to certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until November 23, 2000.

         Donald D. Cannella is currently employed by OPEC CORP., a wholly owned subsidiary of the Company, under an employment agreement that became effective August 1, 1998. The employment agreement sets forth the basic terms of Mr. Cannella's employment as president of OPEC CORP., including salary, bonus, employment duties and employee benefits. The agreement has a term of five years with automatic one year renewal periods and is terminable by either party at the beginning of each renewal period with 30 days prior notice to the other party.

         Pursuant to the terms of the Company's 1999 Key Employee Stock Option Plan and the stock option agreements relating thereto, the Company has agreed, that all outstanding options granted under the 1999 Key Employee Stock Option Plan vest automatically in the event of a change of control of the Company. For purposes of the Company's 1999 Key Employee Stock Option Plan, the term "change in control" means the first to occur of the following events:

         (i) The acquisition by any unrelated person of beneficial ownership (as that term is used for purposes of the Securities Exchange Act of 1934 (the "Act") of 20% or more of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors. The term "unrelated person" means any person other than (x) the Company and any subsidiary, (y) an employee benefit plan or trust of the Company or any subsidiary, and (z) a person who acquires stock of the Company pursuant to an agreement with the Company that is approved by the Board in advance of the acquisition, unless the acquisition results in a Change of Control pursuant to section
                  (ii) below.

         (ii) Any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, if the result of such transaction is that the persons who were directors of the Company before such transaction shall cease to constitute a majority of the Board of the Company or any successor to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the numbers of shares and percentage of all shares of the Company's Common Stock outstanding as of January 7, 2000, held by (i) any person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.

            NAME AND ADDRESS                 AMOUNT & NATURE OF
         OF BENEFICIAL OWNER (1)              BENEFICIAL OWNER      PERCENT OF CLASS (2)
-----------------------------------         -------------------     --------------------
5% STOCKHOLDERS

Muluha Limited (3)                               1,400,000  (4)             10.5%
Daniel J. Romano                                   692,552  (5)              5.4%
Kendall Q. Northern (6)                          2,105,406  (7)             16.1%
12 Squared Partners, LLC                         1,000,000  (8)              7.2%

DIRECTORS AND OFFICERS

Earl J. Cook                                     1,880,406  (9)             14.3%
Alan P. Hald                                        70,000  (10)             *
Donald D. Cannella                               1,414,151  (11)            11.0%
Steven R. Green                                    157,605  (12)             1.2%
Bruce A. Robson                                    117,308  (13)             *
Robert T. Woodbury                                  45,400                   *

All Executive Officers and Directors as          3,614,870  (14)            27.9%
a Group (5 Persons)

----------------------
*      Represents beneficial ownership of less than 1%.

(1) Except as otherwise indicated, each holder may be reached through the Company at 4250 East Camelback Road, Suite K-192, Phoenix, Arizona 85018.

(2) The percentages shown are calculated based upon 12,905,528 shares of Common Stock outstanding on January 7, 2000. The numbers and percentages shown include the shares of Common Stock actually owned as of January 7, 2000 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of January 7, 2000 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Muluha Limited's address is c/o Stephanie Phillips, Weatherly Securities, 2 World Trade Center, Suite 2946, New York, NY 10048. Linda Stackhouse, President of Maluha Limited, has investment power with respect to the shares held in the name of Muluha Limited.

(4) Includes 400,000 shares of Common Stock that Muluha Limited may acquire upon the exercise of warrants exercisable within 60 days of January 7, 2000.

(5) Includes 5,000 shares of Common Stock held by Mr. Romano as Custodian for his minor children.

(6) Kendall Q. Northern's address is 5146 East Tamblo Drive, Phoenix, Arizona 85044.

(7) Includes 300,000 shares of Common Stock held by Mr. Northern as Custodian for his minor children and 205,406 shares of Common Stock that Mr. Northern may acquire upon the exercise of warrants exercisable within 60 days of January 7, 2000. Mr. Northern resigned as President and Chief Executive Officer effective November 23, 1999.

(8) Includes 500,000 shares of Common Stock that 12 Squared Partners, LLC may acquire upon the exercise of warrants exercisable within 60 days of January 7, 2000 and 500,000 shares of Common Stock that 12 Squared

         Partners, LLC may acquire upon the conversion of a promissory note convertible within 60 days of January 7, 2000. 12 Squared Partners LLC's address is 1717 E. Morten, Suite 220, Phoenix, Arizona 85020.

 (9) Includes 205,406 shares of Common Stock that Mr. Cook may acquire upon the exercise of warrants exercisable within 60 days of January 7, 2000.

(10) Includes 70,000 shares of Common Stock that Mr. Hald may acquire upon the exercise of warrants exerciseable within 60 days of January 7, 2000.

(11) Includes 20,000 shares of Common Stock held by Mr. Cannella as Custodian for his minor children.

(12) Includes 107,605 shares of Common Stock held by Blackwater Capital Partners, L.P. and 50,000 shares of Common Stock that Blackwater Capital Partners, L.P., may acquire upon the exercise of warrants exercisable within 60 days of January 7, 2000. As the managing partner of Blackwater Capital Partners, L.P., Mr. Green has investment power with respect to such shares.

(13) Includes 25,000 shares that vested January 1, 2000 under an employment agreement. Under the employment agreement an additional 50,000 shares have been issued which will vest equally on January 1, 2001 and January 1, 2002, which are not included herein.

(14) Includes 325,406 shares of Common Stock that such executive officers and directors may acquire upon the exercise of warrants exercisable within 60 days of January 7, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 1998, the Company entered into a Stock Purchase Agreement with Blackwater Capital Partners, L.P. and Blackwater Capital Group, L.L.C. (collectively, "Blackwater"). Steven R. Green, a director of the Company, is the managing partner of Blackwater Capital Partners, L.P. Pursuant to the Stock Purchase Agreement, Blackwater Capital agreed to immediately purchase for $375,000 certain units of the Company consisting of an aggregate of 300,000 shares of Common Stock for $1.25 per share and 150,000 warrants with an exercise price of $3.00 per share, which expired in May, 1999 after the original expiration date was extended for six months by the Company. In addition, Blackwater Capital agreed to purchase, or cause to be purchased, up to 3,211,000 shares of Common Stock from the Company and 100,000 shares of Common Stock from each of Kendall Q. Northern and Earl J. Cook, the Company's President and Chief Operating Officer, respectively, at a minimum price of $2.93 per share for a total investment of approximately $10,000,000 and a total sale of up to 3,411,000 shares of Common Stock. In connection with the transactions contemplated by the Stock Purchase Agreement, Blackwater Capital has been issued warrants to purchase 1,700,000 shares of the Company's Common Stock exercisable at any time after vesting at a price of $1.00 per share. The warrants are non-callable and vest from time to time as Blackwater Capital completes the purchase of shares of Common Stock under the Stock Purchase Agreement. Any shares issuable upon exercise of the warrants shall be transferred to a voting trust established under a Voting Trust Agreement among FutureOne (formerly World's Fare, Inc.), Blackwater Capital Group, L.L.C., certain shareholders of the Company and Messrs. Northern and Cook, as co-trustees. Blackwater Capital shall have certain registration rights with respect to all shares of Common Stock and warrants held by Blackwater Capital pursuant to the Stock Purchase Agreement however, no plans have been made with respect to such registration rights to date. Blackwater may or may not purchase the entire 3,411,000 prior to the Company filing a registration statement to resale all or a portion of such shares. The Stock Purchase Agreement also provides that Blackwater Capital may receive fees and commissions to be determined by the Company's Board of Directors in the event that Blackwater Capital assists the Company in completing certain strategic acquisitions.

         The Stock Purchase Agreement provides that Blackwater shall purchase or cause to be purchased by third party investors up to 3,411,000 shares of the Company's common stock. After the first $2,500,000 is received from Blackwater, the Company may refuse further funding, in which case all of the non-vested warrants would immediately vest. In addition, Blackwater has the right to raise the remaining $7,500,000 through a public offering of the shares of Common Stock that it is committed to buy. Blackwater has purchased 177,605 shares from the Company for its own account at a purchase price of $2.93 per share, but was unable to sell shares to third party investors for that price, consequently, the Company approved the sale of certain shares to third parties at prices less than $2.93 per share. The Company approved the sale of 1,000,000 shares at $2.30 per share and 200,000 shares at $1.25 per share. In connection with the sale of the 1,000,000 shares, Blackwater also assigned 400,000 of their vested warrants to the investor and 100,000 warrants to the broker. Under the Stock Purchase Agreement, Blackwater is entitled to certain piggyback registration rights on the 107,605 shares currently held by Blackwater.

         There is no assurance that Blackwater will provide additional funding beyond the amounts that were received prior to September 30, 1999. The Company and Blackwater are currently discussing certain modifications to their current arrangement, however, no definitive agreement has been reached to date.

         In connection with the Company's acquisition of OPEC Corp., the Company assumed a lease for office space which is owned by a partnership controlled by Donald D. Cannella, a director of the Company and President of OPEC Corp. Payments under the lease are $3,000 per month. Although the lease expires in December 2000, it automatically renews for successive one-year periods unless terminated by one of its parties.

         In August 1999, OPEC obtained a two-year loan for $1,000,000 for its working capital needs. The loan was personally guaranteed by Donald D. Cannella, a director of the Company and President of OPEC CORP.

         On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern under which the Company's employment contract with Mr. Northern was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company, and all of its affiliates, and agreed not to compete with the Company in Arizona and Colorado for a period of one year. In consideration for execution of the Severance Agreement, the Company agreed to immediately pay a one-time sum of $50,000 and a one year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to (i) retain certain Company property already in his possession valued at approximately $17,500 and (ii) exchange 200,000 shares of the Company's Common Stock owned by Mr. Northern for 47,031 shares of RMI NET, Inc. common stock obtained by the Company from the sale of substantially all of its assets relating to its Internet access business.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      Exhibits:

        Exhibit No.                     Description
     --------------   ---------------------------------------------------------
           3.1        Articles of Incorporation of the Company, including all
                      amendments and articles of exchanges thereto*

           3.2        By-Laws of the Company*

           3.3        First Amendment to By-Laws of the Company*

           3.4        Second Amendment to By-Laws of the Company*

           3.5        Amended and Restated Articles of Incorporation of the
                      Company**

           9.1 Voting Trust Agreement among the Company, Blackwater Capital Group, L.L.C., Certain Stockholders and Kendall Q. Northern and Earl J. Cook, dated July 25, 1998*

           10.1 Executive Employment Agreement between the Company and Kendall Q. Northern, dated as of July 27, 1998*

           10.2 First Amendment to the Executive Employment Agreement between the Company and Kendall Q. Northern, dated May 14, 1999*

        Exhibit No.                     Description
     --------------   ---------------------------------------------------------

           10.3 Executive Employment Agreement between the Company and Earl J. Cook, dated as of July 27, 1998*

           10.4 First Amendment to the Executive Employment Agreement between the Company and Earl J. Cook, dated May 14, 1999*

           10.5 Employment Agreement between OPEC Corp. and Donald D. Cannella, dated as of August 1, 1998*

           10.6 Stock Purchase Agreement by and among World's Fare, Inc., dba FutureOne, a Nevada corporation, and Blackwater Capital Partners, L.P., and Blackwater Capital Group, L.L.C., dated as of July 25, 1998*

           10.7 Form of Warrant for the Purchase of 1,700,000 Shares of Common Stock of World's Fare, Inc. dba FutureOne*

           10.8       FutureOne, Inc. 1999 Key Employee Stock Option Plan*

           10.9       Form of FutureOne, Inc. Incentive Stock Option Agreement*

           10.10 Form of Warrant to Purchase 205,406 shares of Common Stock in the name of Earl J. Cook**

           10.11(a) Lease by and between First Gracie, Limited Liability Company and Networld.com Inc., dated November 28, 1995, as amended**

           10.11(b)   First Amendment to Lease**

           10.11(c)   Second Amendment to Lease**

           10.11(d)   Third Amendment to Lease**

           10.11(e)   Fourth Amendment to Lease**

           10.11(f)   Fifth Amendment to Lease**

           10.14 Loan Agreement by and among Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA, John Ventiniglia and Robin L. Morley & Mark
                      E. Morley; OPEC Corp. and Donald D. Cannella dated August 27, 1999*

           10.15 Collateralized Convertible Commercial Promissory Note by OPEC Corp. to the order of Norwest Bank Colorado, National Association, John Ventiniglia, and Robin L. Morley & Mark
                      E. Morley in the amount of $1,000,000 dated August 27, 1999*

           10.16 Guaranty by Donald D. Cannella to and for the benefit of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated August 27, 1999*

           10.17 State of Colorado Uniform Commercial Code-Security Agreement dated August 27, 1999*

        Exhibit No.                     Description
     --------------   ---------------------------------------------------------

           10.18      Addendum to Uniform Commercial Code-Security Agreement*

           10.19 Purchase and Sale Agreement by and among FutureOne, Inc. and the Members of Progressive Media LLC, dated as of July 16, 1999*

           10.20 Purchase and Sale Agreement by and between the Company and Mandalay Incorporated dated December 6, 1999**

           10.21 Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com, Inc., FutureOne, Inc., an Arizona corporation and FutureOne, Inc., a Nevada corporation dated November 19, 1999**

           10.22      Severance Agreement by and between the Company and Kendall
                      Q. Northern dated as of November 23, 1999**

           10.23 12% Secured Convertible Promissory Note made by the Company to the order of 12 Squared Partners, LLC, dated as of October 22, 1999**

           10.24 Warrant to Purchase 500,000 shares of Common Stock in the name of 12 Squared Partners, LLC**

           10.25 Security and Pledge Agreement by and between the Company and 12 Squared Partners, LLC, dated as of October 22, 1999**

           10.26 12% Convertible Promissory Note made by the Company to the order of Hare & Co., as Trustees for Financial Institutions Retirement Fund, dated as of December 28, 1999**

           10.27 Warrant to Purchase 16,667 shares of Common Stock in the name of Hare & Co., as Trustees for Financial Institutions Retirement Fund**

           10.28 Reseller Agreement by and between Ascend Communication Inc. and Priority Systems effective as of December 15, 1998**

           10.29 Employment Agreement between the Company and Bruce A. Robson dated as of January 11, 1999**

           10.30 Employment Agreement between the Company and R. Tucker Woodbury dated as of March 31, 1999**

           10.31 Employment Agreement between the Company and Alan Hald dated January 1, 2000**

           10.32 15% Promissory Note payable to the order of Richard B. McCulloch dated October 8, 1999**

           10.33 Form of Warrant to Purchase 250,000 shares of Common Stock in the name of Richard B. McCulloch**

           16         Letter on Change in Certifying Accountant**

           21         Subsidiaries of the Registrant*

        Exhibit No.                     Description
     --------------   ---------------------------------------------------------

           23         Consent of Ernst & Young LLP Independent Auditors

           27         Financial Data Schedule


* Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission on October 7, 1999.

** Incorporated by reference to the Company's Amendment No. 1 to Form 10-SB filed with the Commission on January 13, 2000.

(b)      Reports on Form 8-K:

                    None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FUTUREONE, INC.



Date:    January 13, 2000                    By:   /s/ Earl J. Cook
                                                -------------------
                                             Name:  Earl J. Cook
                                             Title:  President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  January 13, 2000                      By:  /s/ Earl J. Cook
                                                  -----------------------------
                                                   EARL J. COOK, PRESIDENT,
                                                   CHIEF EXECUTIVE OFFICER,
                                                   DIRECTOR
                                                   (Principal Executive Officer)



Dated:  January 13, 2000                      By:  /s/ Ralph Zanck
                                                  -----------------------------
                                                   RALPH R. ZANCK, VICE
                                                   PRESIDENT OF FINANCE
                                                   (Principal Financial Officer)


Dated:  January 13, 2000                      By:  /s/ Alan P. Hald
                                                  -----------------------------
                                                   ALAN P. HALD, CHAIRMAN OF
                                                   THE BOARD OF DIRECTORS


Dated:  January 13, 2000                      By:  /s/ Steven R. Green
                                                  -----------------------------
                                                   STEVEN R. GREEN, DIRECTOR


Dated:  January 13, 2000                      By:  /s/ Donald D. Cannella
                                                  -----------------------------
                                                   DONALD D. CANNELLA, DIRECTOR

                         Report of Independent Auditors

The Board of Directors and Stockholders
FutureOne, Inc.

We have audited the accompanying consolidated balance sheets of FutureOne, Inc. and subsidiaries (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FutureOne, Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming FutureOne, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has recurring losses, and negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern (management's plans in regard to those matters are also described in Note 1). The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

Phoenix, Arizona
December 29, 1999

                         Futureone, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                      SEPTEMBER 30
                                                                                                 1999               1998
                                                                                          ------------------- ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $    160,032        $    570,979
   Trading securities                                                                                 --             151,621
   Trade accounts receivable, net of allowance for doubtful accounts of approximately
     $140,000 and $65,000 at September 30, 1999 and 1998, respectively                         2,671,164           1,473,807
   Cost and estimated earnings in excess of billings on uncompleted contracts                    717,548             411,877
   Inventory                                                                                   2,701,096              49,861
   Prepaid expenses and other assets                                                             147,286               7,567
   Net current assets of discontinued operations                                                  26,631              52,462
                                                                                            ------------        ------------
Total current assets                                                                           6,423,757           2,718,174

Property and equipment, net                                                                    3,672,716           1,455,164
Notes receivable                                                                                  62,906                  --
Intangible assets, net                                                                         6,513,049           7,135,236
Other assets                                                                                     191,028              40,649
Net long-term assets of discontinued operations                                                  898,979             961,207
                                                                                            ------------        ------------
                                                                                            $ 17,762,435        $ 12,310,430
                                                                                            ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Credit lines payable                                                                     $    480,000        $    294,011
   Notes payable to stockholders                                                                 171,450               7,450
   Trade accounts payable                                                                      5,556,062             953,347
   Accrued expenses                                                                              382,627             251,058
   Accrued bonus                                                                                      --             500,000
   Accrual for loss contract                                                                          --             100,000
   Taxes payable                                                                                 294,973             297,198
   Billings in excess of cost and estimated earnings on uncompleted contract                      66,861              72,005
   Current portion of long term debt and capital leases                                        1,429,799             474,245
   Other liabilities                                                                              25,970             110,591
                                                                                            ------------        ------------
Total current liabilities                                                                      8,407,742           3,059,905

Notes payable, less current portion                                                            2,603,848             701,387
Capital lease payable, less current portion                                                       67,786              53,301

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized and 12,891,028 and
   11,055,344 shares issued at September 30, 1999 and 1998, respectively                          12,891              11,055
Additional paid-in capital                                                                    14,050,433          10,202,771
Unearned compensation                                                                           (290,159)           (153,207)
Treasury stock, 108,850 shares                                                                  (250,573)                 --
Accumulated deficit                                                                           (6,839,533)         (1,564,782)
                                                                                            ------------        ------------
Total stockholders' equity                                                                     6,683,059           8,495,837
                                                                                            ------------        ------------
                                                                                            $ 17,762,435        $ 12,310,430
                                                                                            ============        ============

See accompanying notes.


                        FutureOne, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                                   YEAR ENDED SEPTEMBER 30
                                                                                   1999                1998
                                                                               ------------        ------------
Revenues:
   Internet services business                                                  $    410,843        $     63,399
   Communication equipment sales                                                  2,058,341             251,194
   Broadband communications engineering and construction services                 8,663,101           1,695,111
                                                                               ------------        ------------
                                                                                 11,132,285           2,009,704
Costs of sales:
   Internet services business                                                       433,976             117,461
   Communication equipment sales                                                  2,161,646             218,508
   Broadband communications engineering and construction services
     (including $448,976 and $43,724 of depreciation and amortization in
     1999 and 1998, respectively)                                                 7,082,954           1,376,002
                                                                               ------------        ------------
                                                                                  9,678,576           1,711,971
                                                                               ------------        ------------
Gross profit                                                                      1,453,709             297,733
Operating expenses:
   General and administrative                                                     4,058,577             607,026
   Depreciation and amortization                                                    951,021             150,602
   Unusual Items                                                                    316,720                  --
                                                                               ------------        ------------
Loss from operations                                                             (3,872,609)           (459,895)
Other income (expense):
   Interest expense                                                                (247,155)            (22,596)
   Other                                                                             44,907              (8,966)
                                                                               ------------        ------------
Net loss from continuing operations                                              (4,074,857)           (491,457)
Discontinued operations:
   Loss from operations                                                          (1,133,279)           (710,195)
   Loss on disposal                                                                 (66,615)                 --
                                                                               ------------        ------------
 Net loss                                                                      $ (5,274,751)       $ (1,201,652)
                                                                               ============        ============

Basic and diluted net loss per common share:
   Loss from continuing operations                                             $       (.34)       $       (.07)
   Loss from discontinued operations                                                   (.10)               (.09)
                                                                               ------------        ------------
 Net loss per common share                                                     $       (.44)       $       (.16)
                                                                               ============        ============

 Basic and diluted weighted average shares:                                      12,031,412           7,677,566
                                                                               ============        ============

See accompanying notes.

                        FutureOne, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity



                                                                   COMMON STOCK                        ADDITIONAL
                                                             ----------------------------               PAID-IN          UNEARNED
                                                               SHARES               AMOUNT              CAPITAL        COMPENSATION
                                                            -------------     --------------          -------------   --------------

Balance at September 30, 1997                                 6,049,490        $      6,049        $    784,431        $         --

Issuance of common stock:
   World's Fare, Inc. reverse merger                            500,000                 500               1,315                  --
   Private Placement Series 1                                    40,000                  40              39,960                  --
   Private Placement Series 2, net of offering costs            700,000                 700             588,420                  --
   Commission on Series 2 Private Placement                     181,250                 181             181,069                  --
   Equipment acquisition                                         15,500                  16              15,484                  --
   Services                                                       2,000                   2               1,998                  --
   Compensation to employees                                    210,001                 210             284,690            (162,370)
   Lan Kaster Inc. acquisition                                  215,385                 215             269,016                  --
   Consultants for services                                     180,000                 180             224,820                  --
   Carnet Computer Services, Inc. acquisition                   100,000                 100             124,900                  --
   Interworldnet Partnership acquisition                         40,000                  40              49,960                  --
   OPEC Corp acquisition                                      2,334,000               2,334           6,197,666                  --
   Priority Systems, Inc. acquisition                           185,306                 185             542,762                  --
   Purchase Agreement with accredited investor                  177,605                 178             520,505                  --
   PrimeServ and Amore Trust acquisition                         35,999                  36             105,442                  --
   Kachina International acquisition                             92,308                  92             270,370                  --
Purchase of common stock from terminated employees               (2,500)                 (2)                (28)                 --
Amortization of unearned compensation                                --                  --                  --               9,163
Repurchase of employee shares                                    (1,000)                 (1)                 (9)                 --
Net loss                                                             --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
Balance - September 30, 1998                                 11,055,344              11,055          10,202,771            (153,207)
Issuance of common stock
   Compensation to employees                                    244,999                 245             616,062            (349,485)
   Private Placements                                         1,160,000               1,160           2,458,840                  --
   Exercise of warrants from Private Placement                   10,000                  10              29,990                  --
   Conversion of promissory note                                 41,750                  42              24,958                  --
   Consultants for services                                       2,500                   3               5,753                  --
   Abcon, Inc. acquisition                                       94,118                  94             216,566                  --
   AMCOM LLC acquisition                                        121,212                 121             278,909                  --
   GlobalKey acquisition                                         50,000                  50             146,450                  --
   Progressive Media LLC acquisition                             67,605                  68             155,560                  --
   Ubiquity Design LLC acquisition                              100,000                 100             230,100                  --
Expenses of Private Placement                                        --                  --            (240,750)                 --
Amortization of unearned compensation                                --                  --                  --             137,700
Cancellation of nonvested employee stock                        (56,500)                (57)            (74,776)             74,833
Treasury stock from sale of Priority Systems, Inc.                   --                  --                  --                  --
Net loss                                                             --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
Balance - September 30, 1999                                 12,891,028        $     12,891        $ 14,050,433        $   (290,159)
                                                           ============        ============        ============        ============

See accompanying notes.


                                                             ACCUMULATED           TREASURY
                                                              DEFICIT                STOCK            TOTAL
                                                            --------------      --------------     -------------

Balance at September 30, 1997                              $  (363,130)       $        --        $   427,350

Issuance of common stock:
   World's Fare, Inc. reverse merger                                --                 --              1,815
   Private Placement Series 1                                       --                 --             40,000
   Private Placement Series 2, net of offering costs                --                 --            589,120
   Commission on Series 2 Private Placement                         --                 --            181,250
   Equipment acquisition                                            --                 --             15,500
   Services                                                         --                 --              2,000
   Compensation to employees                                        --                 --            122,530
   Lan Kaster Inc. acquisition                                      --                 --            269,231
   Consultants for services                                         --                 --            225,000
   Carnet Computer Services, Inc. acquisition                       --                 --            125,000
   Interworldnet Partnership acquisition                            --                 --             50,000
   OPEC Corp acquisition                                            --                 --          6,200,000
   Priority Systems, Inc. acquisition                               --                 --            542,947
   Purchase Agreement with accredited investor                      --                 --            520,683
   PrimeServ and Amore Trust acquisition                            --                 --            105,478
   Kachina International acquisition                                --                 --            270,462
Purchase of common stock from terminated employees                  --                 --                (30)
Amortization of unearned compensation                               --                 --              9,163
Repurchase of employee shares                                       --                 --                (10)
Net loss                                                    (1,201,652)                --         (1,201,652)
                                                           -----------        -----------        -----------
Balance - September 30, 1998                                (1,564,782)                --          8,495,837
Issuance of common stock
   Compensation to employees                                        --                 --            266,822
   Private Placements                                               --                 --          2,460,000
   Exercise of warrants from Private Placement                      --                 --             30,000
   Conversion of promissory note                                    --                 --             25,000
   Consultants for services                                         --                 --              5,756
   Abcon, Inc. acquisition                                          --                 --            216,660
   AMCOM LLC acquisition                                            --                 --            279,030
   GlobalKey acquisition                                            --                 --            146,500
   Progressive Media LLC acquisition                                --                 --            155,628
   Ubiquity Design LLC acquisition                                  --                 --            230,200
Expenses of Private Placement                                       --                 --           (240,750)
Amortization of unearned compensation                               --                 --            137,700
Cancellation of nonvested employee stock                            --                 --                 --
Treasury stock from sale of Priority Systems, Inc.                  --           (250,573)          (250,573)
Net loss                                                    (5,274,751)                --         (5,274,751)
                                                           -----------        -----------        -----------
Balance - September 30, 1999                               $(6,839,533)       $  (250,573)       $ 6,683,059
                                                            ===========        ===========        ===========

See accompanying notes.

                        FutureOne, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            YEAR ENDED SEPTEMBER 30
                                                                                            1999               1998
                                                                                        -----------        -----------
OPERATING ACTIVITIES
Net loss                                                                                $(5,274,751)       $(1,201,652)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        1,399,997            194,326
     Provision for doubtful accounts                                                         96,997             48,301
     Amortization of unearned compensation                                                  137,700              9,163
     Provision for inventory valuation                                                      292,146             11,854
     Stock compensation                                                                     272,578            530,780
     Realized and unrealized (gain) loss on investments                                        --               38,301
     Loss (gain) on sale of assets                                                          113,952             (3,543)
     Loss on Global Key amortization write-off                                              120,175               --
     Loss on Priority Systems sale                                                          316,720               --
     Changes in operating assets and liabilities:
       Trading securities                                                                   151,621            145,978
       Trade accounts receivable                                                         (1,107,644)          (652,552)
       Costs and estimated earnings in excess of billings on uncompleted
         contracts                                                                         (289,251)          (245,028)
       Inventory                                                                         (2,943,381)           (16,619)
       Prepaid expenses and other assets                                                   (140,419)             8,896
       Trade accounts payable                                                             4,326,346            570,779
       Accrued expenses                                                                     171,067             50,159
       Accrued bonus                                                                       (500,000)              --
       Accrual for loss contract                                                           (100,000)           100,000
       Taxes payable                                                                         (2,225)           (27,577)
       Billings in excess of cost and estimated earnings on uncompleted contracts            (5,144)          (199,265)
       Other liabilities                                                                    (84,621)           104,499
                                                                                        -----------        -----------
Net cash used in operating activities                                                    (3,048,137)          (533,200)

INVESTING ACTIVITIES
Purchases of property and equipment                                                      (2,108,591)          (198,915)
Proceeds from sale of property and equipment                                                   --               18,799
Acquisitions of businesses, net of cash received                                             25,851            122,691
Purchase of trademark                                                                        (1,856)              --
Purchase of subscriber list                                                                    --                 --
Change in other assets                                                                      (94,902)           (22,887)
Change in net assets of discontinued operations                                              88,059            133,856
                                                                                        -----------        -----------
Net cash (used in) provided by investing activities                                      (2,091,439)            53,544

FINANCING ACTIVITIES
Net proceeds (repayments) under credit lines                                                185,989               --
Proceeds (repayments) from notes payable to shareholders                                       --              (36,326)
Principal payments under capital lease obligations                                         (106,852)           (42,036)
Proceeds from issuance of common stock                                                    2,249,250          1,151,619
Repurchase of common stock                                                                     --                  (40)
Debt issuance costs                                                                         (75,000)              --
Proceeds from borrowings                                                                  3,765,014             25,000
Proceeds from notes payable, officers                                                       164,000               --
Principle payments of notes payable                                                      (1,453,772)           (68,645)
                                                                                        -----------        -----------
Net cash provided by financing activities                                                 4,728,629          1,029,572
                                                                                        -----------        -----------
Increase (decrease) in cash and cash equivalents                                           (410,947)           549,916
Cash and cash equivalents at beginning of period                                            570,979             21,063
                                                                                        -----------        -----------
Cash and cash equivalents at end of period                                              $   160,032        $   570,979
                                                                                        ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease obligation                                          $   362,019        $   530,523
                                                                                        ===========        ===========
Conversion of debt into common stock                                                    $    25,000        $      --
                                                                                        ===========        ===========
Common stock issued for equipment                                                       $      --          $     3,000
                                                                                        ===========        ===========


See accompanying notes.
                                      F-5

                        FutureOne, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1999

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

FutureOne, Inc. (f/k/a World's Fare, Inc.) (the "Company") is a successor by reverse merger to FUTUREONE, INC., an Arizona corporation ("FutureOne AZ"). World's Fare, Inc. was incorporated March 22, 1994 and 1,000 shares were issued to the founders in exchange for services. In May 1997, World's Fare, Inc. approved a 500:1 stock split which increased the outstanding shares to 500,000 and the authorized shares to 50,000,000 with a par value of $.001. On March 30, 1998, World's Fare, Inc. issued 6,049,490 shares of its common stock for all of the outstanding shares of FutureOne AZ to consummate the reverse merger. On August 6, 1998, World's Fare, Inc. changed its name to FutureOne, Inc.

FutureOne AZ is a successor by reverse merger to Networld.com Inc. FutureOne AZ was incorporated December 26, 1996 and, 100,000 shares were purchased by some of the Founders to establish the business. In January 1997, FutureOne AZ issued 7,800,000 shares of its common stock for all of the outstanding shares of Networld.com Inc. Networld.com Inc. was incorporated November 25, 1995. Networld.com Inc. had $437,703 in debt and loans at the time of the reverse merger that were converted into 2,779,990 common shares of FutureOne AZ common stock. The financial statements present Networld.com as the predecessor business and the financial statements include its operations beginning October 1, 1996.

The Company and its subsidiaries are primarily a communications business, in four related, but distinct, industry segments: i) Internet services, including personal and business dial up accounts, high speed frame relay connections, virtual telephone services, web site design and custom software development (the Company sold the Internet access business on November 19, 1999, as further described in Note 18 Subsequent Events, and sold the virtual telephone service on December 6, 1999); ii) communication equipment sales, including direct sales of name brand communications equipment (the Company formerly sold computer products and services on a retail basis, but discontinued its retail computer sales and services on June 15, 1999 and now only sells communications products at the wholesale level); iii) broadband communications engineering and construction services; and iv) telecommunications and convergence technology, which will include local and long distance phone service and the Company's networked community concept known as "NeighborComm(TM)", which, if successful, will provide residents of NeighborComm communities with an easy to use software solution that creates a virtual community (Intranet) within the development and community it serves bundled with integrated communications products that include, voice, video and high-speed Internet, through a single source, directly to homes and businesses.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company incurred an aggregate net loss of $6.5 million over the past two years and has negative working capital of $2.0 million at September 30, 1999. To meet its immediate cash needs, the Company has obtained bridge loans of $750,000 in October 1999 and anticipates it will obtain additional bridge loans of approximately $1.0 million and immediately will realize approximately $1.5 million in cash from the sale of securities obtained in the sale of its Internet access operations (see Note 18). The Company is also seeking additional financial resources through planned additional equity offerings.

The Company's ability to improve its financial position will be influenced by, among other things, operating results and customer response to the Company's enhanced business model. The Company's ability to continue operations as a going concern is dependent upon its ability to generate sufficient cash flow and earnings to meet its obligations on a timely basis and to obtain additional financing as may be required in the future.

Management of the Company has plans to expand business operations during 2000 which will require more capital resources than are currently available to the Company. The Company's business plans include pursuing additional debt and or equity financing with financial institutions or strategic partner(s). The Company currently has a stock purchase commitment from an entity for an additional round of financing. Under terms of the agreement, the entity can provide funding through a public offering. A representative of that entity is also a member of the board of directors.

In the event the Company is unable to obtain additional financing, the Company will scale back the scope of the planned roll out and reduce costs to permit existing sources of capital to finance the operations of the Company until such time additional sources become available.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FutureOne AZ, Networld.com Inc. (see
Note 3), OPEC CORP., Abcon, Inc., Ubiquity Design LLC, Progressive Media LLC, and AMCOM LLC. The accompanying consolidated financial statements also include the accounts of CARNET COMPUTER SERVICES, INC. and LAN KASTER, INC until they were dissolved in November 1998 and PRIORITY SYSTEMS, INC. until it was sold in June 1999. All significant intercompany accounts and transactions have been eliminated.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

The accompanying consolidated statement of operations includes the revenues and expenses of the acquired entities from their actual date of acquisition, all of which occurred at various dates during the years ended September 30, 1999 and 1998.

Revenue and Cost Recognition

The Company generates revenue from Internet services, communication equipment sales and construction contracts. Internet access revenues are recognized on a monthly basis beginning in the period in which service is made available to a customer. Customer payments collected in advance related to future service are deferred and recognized as revenue in the period service is provided. Other Internet and programming services are billed as the work is completed. The Internet access services segment was sold subsequent to September 30, 1999 (see
Note 18).

Communication equipment sales revenue is recognized as products are delivered, services are completed or monthly fees have been earned for service contracts.

Revenue from firm-fixed-price contracts is recognized using the percentage of completion method. Under this method, revenues recognized on firm-fixed-price contracts are measured by the percentage of costs incurred to date to total estimated costs for each contract. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions in costs and income and are recognized in the period in which the revisions are determined.

Costs and estimated earnings in excess of billings represent revenues recognized, using the percentage of completion method under firm-fixed-price contracts, in excess of billings on those contracts. Company billing amounts to a customer on firm-fixed-price contracts are usually specified in the contract terms and conditions and usually consider passage of time, achievement of certain project milestones or completion of the project.

Cash and Cash Equivalents

The Company considers all money market funds with a maturity of three months or less at the date acquired to be cash equivalents.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Significant Customers

For the years ended September 30, 1999 and 1998, the Company had revenues from one large customer as a percent of total revenues as follows:

                  YEAR ENDED SEPTEMBER 30
                      1999     1998
                      ----     ----

Customer A             - %       15%
Customer B             10        --

Trading Securities

Trading securities are valued at fair market value in accordance with generally accepted accounting principles. Realized and unrealized gains and losses are charged to earnings when identified.

Accounts Receivable

The Company sold its Internet dial up accounts and other internet services to personal and business accounts principally in Arizona. Communication equipment sales are made to business accounts nationwide. Construction services provided by the Company are performed primarily for utility companies and land developers in the Western United States.

Accounts receivable are typically unsecured. The Company performs on going credit evaluations of its retail customers and maintains reserves for potential credit losses.

Inventories

Inventories consist primarily of communication equipment held for sale. Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally three years for software and web site costs and five to seven years for computer related equipment, construction equipment and vehicles.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Intangible Assets

Intangible assets consist of trademarks, goodwill, debt issue costs and licenses and are capitalized and amortized on a straight-line basis over their expected useful lives, which range from three to ten years.

Income Taxes

The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined from the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

Loss Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 128, "Earnings per Share." Earnings per common share amounts are based on the weighted average common shares outstanding during the respective periods and earnings per common share, assuming dilution, amounts are based on the weighted average common and dilutive common equivalent shares outstanding during the respective periods. As of September 30, 1999, 1,613,551 nonvested options and 2,110,812 warrants of which 1,050,000 are nonvested are outstanding which do not have a dilutive effect on loss per share given that they would be antidilutive to such loss and have been excluded from the loss per share computation. The Company also has certain debt securities which are convertible into 462,753 shares of common stock.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $16,000 and $20,000 for the years ended September 30, 1999 and 1998, respectively.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," and accordingly, recognizes no compensation expense for employee stock option grants made at fair value. Stock option grants to nonemployees are charged to expense based upon the fair value of the options granted.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Loss

As of October 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). Statement 130 establishes new rules for reporting and display of comprehensive income and its components. Comprehensive loss is the same as net loss for all periods presented.

Segment Information

Effective October 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 superseded FASB No. 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates which are repriced frequently.

Reclassification

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.
                                      F-11

                        FutureOne, Inc. and Subsidiaries

2. ACQUISITIONS

Fiscal Year 1998 Acquisitions

On April 1, 1998, the Company acquired 100 percent of the issued and outstanding common stock of LAN KASTER, INC. (Internet service provider serving Prescott, Arizona and surrounding areas) for consideration of 215,385 shares of the Company's common stock with a fair value at date of issuance of $1.25 per share or $269,231 in the aggregate. The acquisition was accounted for as a purchase transaction.

On May 11, 1998, the Company acquired 100 percent of the issued and outstanding common stock of CARNET COMPUTER SERVICES, INC. (computer software programmers) for consideration of 100,000 shares of the Company's common stock with a fair value at date of issuance of $1.25 per share or $125,000 in the aggregate. The acquisition was accounted for as a purchase transaction.

On July 15, 1998, the Company acquired certain assets and assumed certain liabilities of Interworldnet Partnership (Internet service provider serving Lake Havasu City, Arizona and surrounding areas) for consideration or $3,841 in cash and 40,000 shares of the Company's common stock with a fair value at date of issuance of $1.25 per share and total value of $50,000 which aggregates to $53,841 in total consideration. The acquisition was accounted for as a purchase transaction.

On July 29, 1998, the Company acquired 100 percent of the issued and outstanding common stock of OPEC CORP. (engaged in the business of underground cable construction in the Western United States) for consideration of 2,334,000 shares of the Company's common stock with a fair value at date of issuance of $2.66 per share or $6,200,000 in the aggregate. The acquisition was accounted for as a purchase transaction.

On September 21, 1998, the Company acquired certain assets of PrimeServ Corporation (in the business of providing a virtual office telephone service to customers) for consideration of $50,000 and 33,333 shares of the Company's common stock with a fair value at date of issuance of $2.93 a share and total value of $97,665 which aggregates to $147,665 in total consideration. The acquisition was accounted for as a purchase transaction. In addition, the Company issued 2,666 shares of common stock as commission on the transaction with an aggregate value of $7,813.

On September 29, 1998, the Company acquired 100 percent of the issued and outstanding shares of Sonoran Industries, Inc. retained the assets of its Kachina International operation (a factory direct distributor for communications and computer components located in Phoenix, Arizona), and then resold the Sonoran stock to the original owner for $10. Consideration given

                        FutureOne, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

in the transaction was $66,759 in cash and 92,308 shares of the Company's common stock with a fair value at date of issuance of $2.93 per share and total value of $270,462 which aggregates to $337,221 in total consideration.
The acquisition was accounted for as a purchase transaction.

On September 29, 1998, the Company acquired 100 percent of the issued and outstanding common stock of PRIORITY SYSTEMS, INC. (a provider of computer network systems nationwide) for consideration of 185,306 shares of the Company's common stock with a fair value of $2.93 per share and total value of $542,947. The acquisition was accounted for as a purchase transaction. Effective June 15, 1999 the Company sold PRIORITY SYSTEMS, INC. back to the former owner of the company in exchange for 108,850 shares of the Company's common stock with a fair value of $2.302 per share and a note for $50,000.

Fiscal Year 1999 Acquisitions

On November 12, 1998, the Company acquired the Internet services business of GlobalKey, Inc. in a purchase business combination for consideration of 50,000 shares of the Company's common stock with a fair value at date of issuance of $2.93 per share for a total consideration of $146,500. In January 1999, the Internet access supplier terminated service to the Company because of prior payment disputes with GlobalKey. The small number of customers acquired from GlobalKey have been lost and the value of the customers and associated goodwill have been written off.

On March 31, 1999, the Company acquired Ubiquity Design LLC - dba Rocket Science Creative (full service graphic design and advertising agency) in a purchase business combination for consideration of 100,000 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $230,200 in the aggregate.
The acquisition was accounted for as a purchase transaction.

On April 19, 1999, the Company acquired Abcon, Inc. (horizontal drilling and boring company) in a purchase business combination for consideration of 94,118 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $216,660 in the aggregate. The acquisition was accounted for as a purchase transaction.

                        FutureOne, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

On July 16, 1999, the Company acquired Progressive Media LLC (which provides web-based animation interactive CD-ROM design, digital video production and postproduction, music and sound production, and commercial photography) in a purchase business combination for consideration of 67,605 shares of the Company's common stock with a fair value date of issuance of $2.302 per share or $155,628 in the aggregate. The acquisition was accounted for as a purchase transaction.

On August 11, 1999, the Company acquired AMCOM LLC (Competitive Local Exchange Carrier or "CLEC") in a purchase business combination for consideration of 121,212 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $279,030 in the aggregate. The acquisition was accounted for as a purchase transaction.

For all acquisitions discussed above, the acquired tangible and identified intangible assets have been recorded at their estimated fair values at the date of acquisition with any excess purchase price reflected as goodwill. Fair values are determined based upon the consideration paid which consists typically of common stock and/or cash. The fair value of the Company's common stock is typically based upon recent third party transaction sales for cash. Purchase accounting values for all acquisitions are assigned on a preliminary basis and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses are included in the statement of operations from the date of acquisition. Certain of the acquired businesses have been merged into the Company and as such are no longer subsidiaries.

                        FutureOne, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

A summary of the purchase price allocations for these acquisitions is as follows:

                          TANGIBLE                                                      LESS:           LESS:         NET CASH
                           ASSETS                      CUSTOMER         CLEC         LIABILITIES        COMMON          PAID
                          ACQUIRED      GOODWILL        LISTS       CERTIFICATION      ASSUMED       STOCK ISSUED    (RECEIVED)
                        ------------- -------------- ------------- ---------------- --------------- --------------- -------------
Fiscal year 1998
   acquisitions
LAN KASTER               $     38,007  $   180,005      $100,000   $           -     $    (44,857)  $   (269,231)   $    3,924
CARNET                         25,775       99,474             -             -               (527)      (125,000)         (278)
Interworldnet                  67,176            -        36,783             -            (50,118)       (50,000)        3,841
OPEC                        2,108,872    6,138,125             -             -         (2,293,934)    (6,200,000)     (246,937)
PrimeServ                     133,000            -        22,478             -                  -       (105,478)       50,000
Kachina                        16,759      320,462             -             -                  -       (270,462)       66,759
PRIORITY                      169,899      715,888             -             -           (342,840)      (542,947)            -
                        ------------- -------------- ------------- ---------------- --------------- --------------- -------------
                            2,559,488    7,453,954       159,261             -         (2,732,276)    (7,563,118)     (122,691)
Fiscal year 1999
   acquisitions
GlobalKey                      20,000      126,500             -             -                  -       (146,500)            -
Ubiquity                        3,000      227,698             -             -                  -       (230,200)          498
Abcon                         723,931      101,140             -             -           (634,311)      (216,660)      (25,900)
Progressive Media              42,247      146,561             -             -            (33,629)      (155,628)         (449)
AMCOM                               -            -             -       279,030                  -       (279,030)            -
                        ------------- -------------- ------------- ---------------- --------------- --------------- -------------
                              789,178      601,899             -       279,030           (667,940)    (1,028,018)      (25,851)

The following table sets forth the unaudited pro forma results of operations for each year in which acquisitions occurred and for the immediately preceding year as if the acquisitions were consummated at the beginning of the immediately preceding year:

                                                                           YEAR ENDED SEPTEMBER 30
                                                                          1999                     1998
                                                                       (Unaudited)             (Unaudited)
                                                                       -----------             -----------

Revenues                                                              $ 12,270,531            $  7,492,766
Loss before discontinued operations                                     (3,626,461)               (563,805)
Net loss                                                                (4,759,740)             (1,274,000)
Loss per common share before discontinued operations,
   basic and diluted                                                         (0.30)                  (0.06)
Net loss per common share, basic and diluted                                 (0.40)                  (0.13)

                        FutureOne, Inc. and Subsidiaries

3. DISCONTINUED OPERATIONS

Networld.com Inc. - Internet access business

On November 19, 1999, the Company completed a plan to sell and sold the Internet access business of its wholly owned subsidiary Networld.com for equity securities of the publicly traded buyer valued at approximately $2.75 million. Accordingly, the Internet access business was accounted for as a discontinued operation in the accompanying consolidated financial statements. A gain on the sale of approximately $1.0 million is expected to be realized by the Company subsequent to September 30, 1999 and accordingly no provision for loss on sale has been made. The gain will be recognized in fiscal year 2000, the period the sale was completed.

On November 12, 1998, the Company acquired the Internet services business of GlobalKey, Inc. in a purchase business combination for consideration of 50,000 shares of the Company's common stock with a fair value at date of issuance of $2.93 per share for a total consideration of $146,500. The business was then transferred to the Company's Networld.com Inc. subsidiary. In January 1999, the Internet access supplier terminated service to the Company because of prior payment disputes with GlobalKey. The customers acquired from GlobalKey have been lost and the unamortized value of the customer list and goodwill acquired from GlobalKey has been charged as an expense totaling $120,175 which is included in operations as an unusual item prior to the discontinuance of the internet access business.

Networld.com Inc. - PrimeServ Virtual Telephone Service

On August 10, 1999, the Company adopted a plan to sell and signed a letter of intent to sell the assets and customer list of its PrimeServ operating division. On December 6, 1999, the Company closed the sale for consideration of $17,800 cash and a $30,000 note receivable which resulted in a net loss of $66,615 which is included as a loss on disposal under discontinued operations.

The following represents the combined results of operations of the Company's discontinued operations:

                                                                            YEAR ENDED SEPTEMBER 30
                                                                              1999                1998
                                                                       ------------------ -------------------

        Revenues                                                         $ 1,599,891       $ 1,011,542
        Cost of sales                                                     (1,588,779)         (724,319)
        General and administrative expense                                  (701,834)         (825,030)
        Depreciation and amortization expense                               (299,030)         (167,542)
        Interest expense                                                     (23,352)           (4,846)
        Unusual item                                                        (120,175)                -
        Net loss                                                          (1,133,279)         (710,195)



                        FutureOne, Inc. and Subsidiaries

3. DISCONTINUED OPERATIONS (CONTINUED)

Costs and expenses, including interest, have been allocated to discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.

4. INVENTORY

Inventory consists of the following:

                                           SEPTEMBER 30
                                   1999                   1998
                              -----------            -----------

Finished goods                $ 3,005,096            $    61,715
Valuation allowance              (304,000)               (11,854)
                              -----------            -----------
Total inventory               $ 2,701,096            $    49,861
                              ===========            ===========

The Company's inventory held for sale was acquired through a preferred vendor relationship with Lucent Technologies Internet Working Systems (formally Ascend Communications, Inc.). Under the terms of the arrangement the Company received favorable pricing terms and has the right to return inventory in exchange for future purchases. Certain of the inventory may also be usable in its construction activities. Valuation allowances have been established for the portion of such inventory that management expects will be sold at lower prices as part of its plans to accelerate the liquidation of certain of its inventory items to better manage its net assets.

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consists of the following:

                                                               SEPTEMBER 30
                                                      1999                     1998

                                                  -----------              -----------
Costs incurred on uncompleted contracts           $ 2,337,185            $   774,336
Estimated earnings                                  1,107,910                325,869
                                                  -----------            -----------
                                                    3,445,095              1,100,205
Less billings to date                              (2,794,408)              (760,333)
                                                  -----------            -----------
                                                  $   650,687            $   339,872
                                                  ===========            ===========



                        FutureOne, Inc. and Subsidiaries

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

Included in the accompanying balance sheet under the following captions:


                                                                                           SEPTEMBER 30
                                                                                       1999                 1998
                                                                                    ---------            ---------

        Costs and estimated earnings in excess of billings on uncompleted
           contracts                                                                $ 717,548            $ 411,877
        Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                  (66,861)             (72,005)
                                                                                    ---------            ---------
                                                                                    $ 650,687            $ 339,872
                                                                                    =========            =========

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   SEPTEMBER 30
                                                             1999                   1998
                                                         -----------            -----------

Furniture and fixtures                                   $   148,328            $   117,655
Computers and other equipment                                157,008                126,845
Construction equipment                                     2,708,636                825,541
Software                                                     168,183                 47,368
Vehicles                                                   1,046,432                415,394
Leasehold improvements                                        59,092                 27,057
                                                         -----------            -----------
                                                           4,287,679              1,559,860
Less accumulated depreciation and amortization              (614,963)              (104,696)
                                                         -----------            -----------
                                                         $ 3,672,716            $ 1,455,164
                                                         ===========            ===========

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                           SEPTEMBER 30
                                     1999                   1998
                              -----------            -----------

Goodwill                      $ 6,933,986            $ 7,174,475
Trademarks                          2,021                    998
Debt issuance costs               158,333                 82,500
CLEC certification                279,030                   --
                              -----------            -----------
                                7,373,370              7,257,973
Less amortization                (860,321)              (122,737)
                              -----------            -----------
                              $ 6,513,049            $ 7,135,236
                              ===========            ===========


                        FutureOne, Inc. and Subsidiaries

8. NOTES PAYABLE AND LONG TERM DEBT

                                                                                                 SEPTEMBER 30
                                                                                             1999               1998
                                                                                           --------           --------
Various notes payable to an auto manufacturer's credit corporation bearing interest at rates ranging from 8.25 percent to 9.99 percent and having maturities ranging from 48 to 60 months. Each note is collateralized by a
   specific vehicle                                                                        $410,667           $161,465
Various notes payable to an equipment manufacturer's credit corporation bearing interest at rates ranging from 8.89 percent to 10.54 percent and having maturities ranging from 24 to 48 months. Each note is
   collateralized by specific equipment                                                     679,807            207,681
Various notes payable to a finance company bearing interest at rates ranging from 7.88 percent to 9.0 percent and having maturities ranging from 32 to 57 months. Each loan is collateralized by one or more vehicles and/or pieces of
   equipment                                                                                212,918            643,971
Various notes payable to an equipment manufacturer's credit corporation bearing interest at rates ranging 10.75 percent to 12.50 percent and having maturities ranging from 36 to 42 months. Each note is collateralized by a
   specific piece of equipment                                                              226,476               --

8.0 percent, convertible note payable, unsecured, converted in 1999                            --               25,000

8.73 percent, note payable to a bank, collateralized, by a specific list of equipment, principal and interest payable monthly until August 2002, when all
   principal and interest is due and payable                                                848,185               --

9.0 percent, notes payable to former stockholders of Lan Kaster, Inc., unsecured, interest payable April 2001 when all principal and interest is due and payable. Principal and accrued interest is convertible to common shares
   at option of holder at rate of $1.625 per share                                           29,752             29,752

Various notes payable, assumed by Priority sale in June 1999                                   --               70,337

9.3 percent, note payable to a bank, collateralized by a specific piece of equipment, principal and interest payable monthly until May 2001 when all
   remaining principal and interest is due and payable                                       11,846             18,086

                                      F-19

                        FutureOne, Inc. and Subsidiaries

8. NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

                                                                                                       SEPTEMBER 30
                                                                                              1999                   1998
                                                                                          -----------            -----------
15 percent, note payable, unsecured, with interest only payable monthly until
   September 2001, when principal and unpaid interest are due. Principal and accrued interest is convertible to common shares at option of holder at rate
   of $2.25 per share                                                                     $ 1,000,000               $   --

17.5 percent, note payable, unsecured, with interest only payable monthly
                                                                                                4,656                   --
Note payable to an equipment manufacturer's credit corporation bearing interest at the rate of 23.18 percent and maturing in 24 months. The note is secured
   by a specific piece of equipment                                                            52,000                   --

Note payable to an equipment manufacturer's credit corporation bearing interest at the rate of 1.50 percent per month on the unpaid balance and having a
   maturity of 16 months. The note is secured by a specific list of equipment                 138,157                   --

Note payable, unsecured, noninterest-bearing note due on demand                               150,000                   --
                                                                                          -----------            -----------
                                                                                            3,764,464              1,156,292
Less current portion                                                                       (1,160,616)              (454,905)
                                                                                          -----------            -----------
                                                                                          $ 2,603,848            $   701,387
                                                                                          ===========            ===========

Annual maturities of notes payable and long-term debt for the five years succeeding September 30, 1999 are $1,160,616 in 2000, $1,964,863 in 2001,
$507,594 in 2002, $97,470 in 2003 and $33,921 in 2004. Interest payments were
$270,507 and $53,550 for the years ended September 30, 1999 and 1998, respectively.

The Company has a $480,000 revolving line of credit agreement with a financial institution dated August 3, 1998, and expiring on February 15, 2000. Interest is payable monthly and accrues at 1.25 percent over prime per annum, 9.5 percent at September 30, 1999. The line is collateralized by all business assets of the Company's OPEC CORP subsidiary including, but not limited to, cash, accounts receivable, property and equipment, and general intangibles. At September 30, 1999, assets collateralized under the line of credit included cash of $202,916, accounts receivable of $2,500,145, and property and equipment of $3,313,661. The terms of the note require that the Company pay regular monthly payments of accrued interest, with payment of all outstanding principal plus all unpaid accrued interest due at maturity. The balance on the line-of-credit as of September 30, 1999, totaled $480,000.

                        FutureOne, Inc. and Subsidiaries

8. NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

The Company's communication equipment sales division had a $95,000 revolving line of credit with a bank, which, as of September 30, 1999, was closed and paid in full.

9. LEASES

The Company has equipment under capital leases. The Company also leases office facilities under noncancelable operating leases that expire in various years through December 2001.

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at September 30, 1999:

                                                     CAPITAL LEASES                        OPERATING LEASES
                                          -------------------------------------- -------------------------------------
                                             CONTINUING         DISCONTINUED        CONTINUING        DISCONTINUED
                                             OPERATIONS          OPERATIONS         OPERATIONS         OPERATIONS
                                          ------------------ ------------------- ------------------ ------------------

2000                                         $  62,305            $ 228,618            $ 392,704            $ 265,318
2001                                            57,480                   --              145,129                   --
2002                                            27,322                   --               55,233                   --
2003                                                --                   --                   --                   --
2004                                                --                   --                   --                   --

Thereafter                                          --                   --                   --                   --
                                             ---------            ---------            ---------            ---------
Total minimum lease payments                   147,107              228,618            $ 593,066            $ 265,318
                                                                                       =========            =========
Less amounts representing interest
                                               (24,603)             (14,153)
                                             ---------            ---------
Present value of net minimum lease
   payments                                    122,504              214,465
Less current portion                           (54,718)            (214,465)
                                             ---------            ---------
                                             $  67,786            $      --
                                             =========            =========

In connection with the sale of Network.com, Inc.'s Internet access business, certain leased assets will be sold and the Company is required to pay within 60 days of the sale the remaining obligations under the capital and operating leases. The related payment obligations are reflected in the lease payment schedule above. Total rental expense for all operating leases was approximately $523,000 and $84,000 for the years ended September 30, 1999 and 1998, respectively.

In June 1997, the Company entered into the first of three leasing arrangement with El Camino Resources, Ltd. Under the terms of the first lease, El Camino provided $150,000 of available credit. This lease for the equipment requires payments of $5,690 per month, for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at

                        FutureOne, Inc. and Subsidiaries

9. LEASES (CONTINUED)

the end of the lease, but not to exceed 20 percent of original cost. In conjunction with the lease arrangement, the Company issued 250,000 shares of the Company's common stock to El Camino. This lease agreement will be closed and paid in connection with the sale of the Internet access business (see Note 18).

During the year ended September 30, 1999, the Company has entered into a second lease with El Camino for $150,000. The lease requires payments of $5,406 per month for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of the original cost. This lease agreement will be closed and paid in connection with the sale of the Internet access business (see Note 18). During the year ended September 30, 1999, the Company has entered into a third lease with El Camino for $250,000 of which $163,000 was funded at September 30, 1999. The lease will require payments of $9,483 per month once the lease is fully funded, for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of original cost.

In January and February 1999, the Company entered into two capital leases with Ascend Corporation for Internet communications equipment. The original lease liabilities aggregate $280,735. The leases require monthly payments of $4,671 and $5,509 for 30 months and have a buyout option equal to the fair market value of the equipment. These leases will be repaid in connection with the sale of the Internet access business (see Note 18).

Property and equipment includes the following amounts for leases that have been capitalized:

                                                 SEPTEMBER 30
                                           1999                 1998
                                        ---------            ---------

Equipment                               $ 437,599            $  80,710
Less accumulated amortization             (84,133)              (6,176)
                                        ---------            ---------
                                        $ 353,466            $  74,534
                                        =========            =========

Amortization of leased assets is included in depreciation and amortization expense.
                                      F-22

                        FutureOne, Inc. and Subsidiaries

10. INCOME TAXES

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

                                                           SEPTEMBER 30
                                                   1999                   1998
                                              -----------            -----------
DEFERRED TAX ASSETS:
   Accrued expenses                           $    32,900            $    25,200
   Allowance for doubtful accounts                 56,000                 25,900
   Inventory allowance                            121,600                  4,800
   Costs in excess of billings                     16,700                 23,200
   Startup costs                                    4,500                  7,300
   Unrealized loss on investment                       --                 27,600
   Net operating loss carryforwards             1,930,000                447,000
   Deductible goodwill amortization                94,300                     --
   Other                                           38,400                 29,600
                                              -----------            -----------
   Deferred tax assets                          2,294,400                590,600
   Valuation allowance                         (2,131,600)              (544,000)
                                              -----------            -----------
Net deferred tax assets                           162,800                 46,600

Deferred tax liabilities:
   Fixed asset basis differences                 (130,100)               (15,100)
   Customer lists                                 (12,000)               (31,300)
   Other                                          (20,700)                  (200)
                                              -----------            -----------
Net deferred tax asset/(liability)            $        --            $        --
                                              ===========            ===========

At September 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4.8 million that expire in the years 2011 through 2019 for federal taxes purposes and will begin to expire in 2001 for state tax purposes. As a result of common stock issued in connection with private placements and prior year acquisitions, the utilization of the net operating loss carryforwards is subject to annual limitations in accordance with Internal Revenue Code Section 382. The ultimate utilization of the net operating loss carryforwards is also subject to future profitability of the Company.

The valuation allowance increased $1,587,600 for the year ended September 30, 1999. The increase in 1999 is principally due to increases in deferred tax assets related to net operating loss carryforwards.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY

In October 1997, FutureOne AZ sold 40,000 shares of FutureOne AZ common stock to close a private placement offering to accredited investors at $1.00 per share for net proceeds of $40,000.

In November 1997, the Company issued 17,500 shares of the Company's common stock in exchange for goods and services. The shares were recorded at their fair value of $1.00 per share for an aggregate value of $17,500. Amounts were recorded in equity with a related charge to expense or asset recognition based upon the consideration received.

In November 1997 through August 1998, FutureOne AZ sold 700,000 shares in a second private placement offering at $1.25 per share to investors with net proceeds of $770,370. In May and September 1998, FutureOne Inc. issued 143,750 and 37,500 shares, respectively, of the Company's common stock to advisors who assisted the Company with its private placement as part of the related issuance costs. In connection with the private placement offering, 350,000 warrants to purchase one share of FutureOne AZ common stock for each warrant at $3.00 per share were issued. The warrants expired May 27, 1999 and 10,000 warrants were exercised as of September 30, 1999.

In December 1997, the Company repurchased 2,500 common shares from former employees for $30.

On April 1, 1998, the Company issued 215,385 common shares in connection with the acquisition of LAN KASTER, INC. The shares were determined to have a fair value of $1.25 per share at date of issuance and an aggregate value of $269,231.

On May 11, 1998, the Company issued 100,000 common shares in connection with the acquisition of CARNET COMPUTER SERVICES, INC. The shares were determined to have a fair value of $1.25 per share at date of issuance and an aggregate value of $125,000.

On May 18, 1998, the Company repurchased 1,000 common shares from a former employee for $10.

On July 15, 1998, the Company issued 40,000 shares of common stock in connection with the acquisition of certain net assets of Interworldnet. The shares were determined to have a fair value of $1.25 per share at the date of issuance and an aggregate value of $50,000.

In July 1998, the Company entered into a Stock Purchase Agreement with Blackwater Capital Partners LP ("Blackwater") under which Blackwater must arrange for the purchase of 3,211,000 shares of the Company's common stock for an average price of $2.93 per share and make an initial purchase of 300,000 shares at a price of $1.25 per share. As of September 30, 1998,

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY (CONTINUED)

Blackwater and its capital sources had purchased 300,000 shares of common stock at $1.25 per shares for net proceeds of $337,500 and 177,605 shares of common stock at a price of $2.93 for net proceeds of $520,683. In connection with the Stock Purchase Agreement, Blackwater has been issued detachable warrants to purchase 1,700,000 shares of the Company's common stock for $1.00 per share expiring July 2005. The warrants vest upon Blackwater completing the purchase of shares under the Stock Purchase Agreement. As of September 30, 1998, related to Blackwater's purchase of the initial 300,000 shares in accordance with purchase agreement, 300,000 warrants have vested and are unexercised as of September 30, 1999.

On July 29, 1998, the Company issued 2,334,000 shares of common stock in connection with the acquisition of OPEC CORP. The shares were determined to have a fair value of $2.66 per share at date of issuance and an aggregate value of $6,200,000.

On September 21, 1998, the Company issued 35,999 shares of common stock in connection with the acquisition of PrimeServ assets. The shares were determined to have a fair value of $2.93 per share at the date of issuance and an aggregate value of $105,478.

On September 29, 1998, the Company issued 92,308 shares of common stock in connection with the acquisition of Kachina International. The shares were determined to have a fair value of $2.93 per share at the date of issuance and an aggregate value of $270,462.

On September 29, 1998, the Company issued 185,306 shares of common stock in connection with the acquisition of PRIORITY SYSTEMS INC. The shares were determined to have a fair value of $2.93 per share at the date of issuance and an aggregate value of $542,947.

During the year ended September 30, 1998, the Company issued 210,001 shares of the Company's common stock to employees as compensation. Share values at dates of issuance ranged from $1.25 to $2.93 and had a total value of $284,900. Compensation expense is being recognized based on the applicable vesting periods of the stock issued.

During the year ended September 30, 1998, the Company issued 180,000 shares of the Company's common stock to consultants for services. Share values at dates of issuance were $1.25 and had a total value of $225,000. Amounts were recorded as consulting expense as service was performed.

For the period ended September 30, 1998, the Company awarded total warrants to purchase 410,812 shares of the Company's common stock for $2.93 per share as a bonus to two officers of the Company. The warrants expire October 1, 2005 and none of the warrants have been exercised as of September 30, 1999. Given that the warrants issued to these employees were at not less than the fair value of the common stock, there was no compensation expense recorded for the grants.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY (CONTINUED)

On November 16, 1998, the Company issued a total of 50,000 shares of Common Stock in connection with the Company's acquisition of certain assets of Global Key, Inc. The shares were determined to have a fair value of $2.93 per share at the date of issuance and an aggregate value of $146,500.

On January 15, 1999, the Company sold 960,000 shares of the Company's common stock in a private placement transaction to an accredited investor at $2.302 per share which resulted in gross proceeds of $2,210,000. The Company incurred $240,750 of offering expenses relating to commissions and expenses. The transaction was consummated as part of the Blackwater Stock Purchase Agreement and as part of the transaction Blackwater Capital assigned 400,000 of their warrants earned under the Agreement to the Investor and 100,000 warrants to the Broker. The warrants are at $1 per share and expire January 2005. As of September 30, 1999 none of the warrants have been exercised.

On February 28, 1999 the holder of a convertible promissory note for $25,000 elected to convert the note to 41,750 shares of common stock.

On March 31, 1999, the Company issued a total of 100,000 shares of common stock in connection with the Company's acquisition of Ubiquity Design LLC (dba Rocket Science Creative). The shares were determined to have a fair value of $2.302 per share at the date of issuance and an aggregate value of $230,200.

On April 19, 1999, the Company issued a total of 94,118 shares of common stock in connection with the Company's acquisition of Abcon, Inc. The shares were determined to have a fair value of $2.302 per share at the date of issuance and an aggregate value of $216,660.

In May 1999, two individuals exercised warrants that were granted under the Company's Private Placement Memorandum of November 26, 1997 and purchased a total of 10,000 shares at $3 per share.

Effective June 15, 1999 the Company sold PRIORITY SYSTEMS, INC., which was acquired by the Company on September 29, 1998, back to the original owner. The consideration paid was to return 108,850 shares of the Company's common stock valued at $ 2.302 and a note for $50,000. The Company considers the returned stock to be treasury stock and has recorded the loss on the transaction as an unusual item.

On July 16, 1999, the Company issued a total of 67,605 shares of common stock in connection with the Company's acquisition of Progressive Media LLC. The shares were determined to have a fair value of $2.302 per share at the date of issuance and an aggregate value of $155,628.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY (CONTINUED)

On August 11, 1999, the Company issued a total of 121,212 shares of common stock in connection with the Company's acquisition of AMCOM LLC. The shares were determined to have a fair value of $2.302 per share at the date of issuance and an aggregate value of $279,030.

On August 23, 1999, the Company sold 200,000 shares of the Company's common stock in a private placement transaction to an accredited investor at $1.25 per share which resulted in net proceeds of $250,000. The transaction was consummated as part of the Blackwater Stock Purchase Agreement.

During the year ended September 30, 1999, the Company issued 244,999 shares of common stock to employees pursuant to employment contracts or as employment bonuses. Share values at dates of issuance ranged from $1.25 to $2.93 and had a total value of $616,307. Compensation expense is being recognized based on the vesting periods of the stock issued. During the period, 56,500 non-vested shares, previously issued to employees, were canceled when they terminated. Share value at the date of issuance ranged from $1.25 to $2.302 and the canceled shares had an unamortized value of $74,833.

During the year ended September 30, 1999, the Company issued 2,500 shares of the Company's common stock to an employment agency for services. Share value at dates of issuance was $2.302, a total value of $5,756. Amounts were recorded as consulting expense as service was performed.

12. STOCK OPTION PLAN

On April 30, 1999, the Board of Directors of the Company adopted the FutureOne, Inc. 1999 Key Employee Stock Option Plan ("the Plan") which authorizes options which may be issued to employees to purchase up to 2,500,000 shares of the Company's common stock. Options granted under the Plan may be incentive stock options or nonstatutory stock options. Options vest over a three-year period with one-third becoming vested annually one year from the date of the grant. All options expire ten years after the date of grant. Under the terms of the Plan, Incentive Stock Options granted to executives owning more than 10 percent of the Company's stock shall not be exercisable after the expiration of five years from the date of grant and must be issued at 110 percent of the price granted to other employees.

Under the 1999 Stock Option Plan, the Company may grant options that are intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or options not intended to qualify as Incentive Stock Options. The Incentive Stock Options are not transferable except by will or the laws of descent and distribution. Non-Statutory Stock Options may be transferred pursuant to terms and conditions established by the Board.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. As discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation Statement 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, for options issued with an exercise price which equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for those options was estimated at the date of grant using a minimum value pricing model with the following weighted-average assumptions for the period ending September 30, 1999:

        Expected life of the award          2.5 - 5 years
        Dividend yield                          0 percent
        Risk-free interest rate                 6 percent

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of SFAS No. 123 was not material for the year ended September 30, 1999 in that it was less than $0.01 per share.

Option activity under the 1999 Plan during the year ended September 30, 1999 is as follows:


                                                                              OUTSTANDING  OPTIONS
                                                                     --------------------------------------
                                              SHARES
                                             AVAILABLE                                            PRICE
                                            UNDER OPTION                SHARES                    RANGE
                                                ------                  ------                    -----
Available at April 30, 1999                   2,500,000                     --                 $         --
Granted                                      (1,805,051)             1,805,051                  4.50 - 4.95

Forfeited                                       191,500               (191,500)                        4.50
                                              -----------           -----------                 ------------
Balance at September 30, 1999                   886,449              1,613,551                 $4.50 - 4.95
                                              ===========            ==========                 ============
Exercisable at September 30, 1999                                            --                $         --
                                                                    ===========                 ============

The weighted-average fair value of options granted during the year ended September 30, 1999 was $4.69.

                        FutureOne, Inc. and Subsidiaries

12. STOCK OPTION PLAN (CONTINUED)

The following table summarizes information about stock options under the 1999 Plan outstanding at September 30, 1999:

                                                  OPTIONS OUTSTANDING
                                   ----------------------------------------------------
                                                                                          OPTIONS EXERCISABLE NUMBER
                                   NUMBER OUTSTANDING AT     REMAINING CONTRACTUAL LIFE    OUTSTANDING AT SEPTEMBER
          EXERCISE PRICE            SEPTEMBER 30, 1999                 (YEARS)                     30, 1999
     ---------------------         ---------------------     --------------------------    ------------------------
            $4.50                             847,551                    9.98                           -
            $4.95                             766,000                    4.75                           -

13. COMMITMENTS AND CONTINGENCIES

In June of 1999, the Company entered into an agreement with Lucent Technologies Internet Working Systems (formerly Ascend Communications, Inc.) to become a stocking distributor. Under the agreement the Company was required to place an initial product order of approximately $3,000,000. As of September 30, 1999, the product was received in full and is included in the accompanying financial statements. Under terms of the agreement the Company is to pay for the inventory as the inventory is sold.

The Company is subject to legal proceedings which arise out of the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion that these matters will have no material effect on the Company's consolidated financial statements taken as a whole.

14. RELATED PARTY TRANSACTIONS

As of September 30, 1998 and 1999, the stockholders of the Company have made loans to the Company as follows:

                                                                                                 September 30
                                                                                             1999               1998
                                                                                          ----------------------------
Notes payable that bears no interest                                                       $  7,450           $  7,450
Two notes payable that bear interest at the rate of 8 percent. With interest payable annually and principal payable based on payments received by the Company on a loan to OPEC CORP., due March 12, 2001
                                                                                            164,000                 --
                                                                                           --------           --------
                                                                                           $171,450           $  7,450
                                                                                           ========           ========

As of September 30, 1999 and 1998, interest in the amount of $7,265 and $-0-, respectively, was accrued and unpaid. Interest expense for the years ended September 30, 1999 and 1998 was $7,265 and $6,021, respectively.

The Company sells computer equipment, services, and Internet access and services to various officers, employees and stockholders. All such sales are considered to be in the normal course of business and at prices similar to prices that are charged to nonrelated parties.

The Company assumed a lease for office space and a construction yard from a partnership controlled by an individual, who became a major stockholder in the Company when his corporation was acquired by the Company. The lease requires payments of $3,000 per month and expires December 2000, but automatically renews for annual periods unless terminated by either party. As of September 30, 1999 and 1998, $36,000 and $6,000, respectively, of rental expense is included in the consolidated statement of operations from this lease.

In August 1999, OPEC CORP. obtained a two-year loan for $1,000,000 for its working capital needs. The loan was personally guaranteed by Donald D. Cannella, a Director of the Company and President of OPEC CORP..

15. 401(k) PLAN

On January 1, 1999, the Company adopted the FutureOne, Inc. 401(k) Plan ("the Plan"). All employees of the Company are eligible to participate in the Plan when they have met certain eligibility requirements. Employees are eligible to participate in the Plan after one year of service and after having attained the age of 21. After the initial enrollment date, all subsequent enrollments for eligible employees will occur on January 1 and July 1 of each year. Employees may defer up to 15 percent of their annual salary up to a maximum of $10,000. The Company's matching percentage is equal to 20 percent of the employees contribution on employee contributions of up to 5 percent. For the year ended September 30, 1999, the Company's matching contribution due is $8,677.

                       FutureOne, Inc. and Subsidiaries

16. Segment Information

The Company operates its business under Internet services, communication equipment sales services and broadband communications engineering and construction services. Management evaluates the performance of the segments based upon revenues, gross margin, pre-tax income and long-lived assets. For the years ended September 30, 1999 and 1998, this information has been provided by segment. The Companies sales are primarily in the Western United States with no international sales.


                                                Years Ended September 30
                                                   1999             1998
                                            -----------------------------

Revenues from external customers:
  Internet services business               $    410,843      $     63,399
  Communication equipment sales               2,058,341           251,194
  Broadband communications engineering
   and construction services                  8,663,101         1,695,111
                                           ------------------------------
                                           $ 11,132,285      $  2,009,704
                                           ==============================

Gross profit (loss):
  Internet services business               $    (23,133)     $    (54,062)
  Communication equipment sales                (103,305)           32,686
  Broadband communications engineering
   and construction services                  1,580,147           319,109
                                           ------------------------------
                                           $  1,453,709      $    297,733
                                           ==============================

Depreciation and amortization expense:
  Internet services business               $     28,784      $         --
  Communication equipment sales                 192,189             2,021
  Broadband communications engineering
   and construction services                    590,208            84,627
  Unallocated corporate                         139,840            63,954
                                           ------------------------------
                                           $    951,021      $    150,602
                                           ==============================

Unusual Items:
  Communication equipment sales            $    316,720      $         --
                                           ------------------------------
                                           $    316,720      $         --
                                           ==============================

                       FutureOne, Inc. and Subsidiaries

16. Segment Information (continued)

                                                  Years Ended September 30
                                                   1999             1998
                                           --------------------------------
Net income (loss) from continuing
  operations:
  Internet services business               $   (250,221)     $    (54,062)
  Communication equipment sales              (1,213,948)          (56,726)
  Broadband communications engineering
   and construction services                   (629,779)            7,065
  Convergence technology and
   telecommunications                           (86,744)               --
  Unallocated corporate                      (1,894,165)         (387,734)
                                           ------------------------------
                                           $ (4,074,857)     $   (491,457)
                                           ==============================

Long-lived assets:
  Discontinued operations                  $    898,979      $    961,207
  Internet services business                    381,085                --
  Communication equipment sales                 258,218         1,116,852
  Broadband communications engineering
   and construction services                  8,899,734         7,244,657
  Convergence technology and
   telecommunications                           279,030                --
  Unallocated corporate                         621,632           269,540
                                           ------------------------------
                                           $ 11,338,678      $  9,592,256
                                           ==============================

17. Unusual Items

On September 29, 1998, the Company acquired 100 percent of the issued and outstanding common stock of PRIORITY SYSTEMS, INC. (a provider of computer network systems nationwide) for consideration of 185,306 shares of the Company's common stock with a fair value of $2.93 per share and total value of $542,947. The acquisition was accounted for as a purchase transaction. In June of 1999, management of the Company determined that it was no longer economically feasible to remain in the retail computer equipment sales and service industry. Therefore, effective June 15, 1999 the Company sold PRIORITY SYSTEMS, INC. back to the former owner of the company in exchange for 108,850 shares of the Company's common stock with a fair value of $250,573 and a note for $50,000. The difference between the value of the consideration received and the net assets and liabilities of PRIORITY SYSTEMS, INC. which were sold of $316,720 is included in the accompanying consolidated statement of operations as an unusual item. Revenues from PRIORITY SYSTEMS, INC. for the fiscal year ended September 30, 1999 were $856,000.

                       FutureOne, Inc. and Subsidiaries

18. Subsequent Events

On October 8, 1999, the Company obtained a bridge loan in the amount of $250,000. The note is due and payable February 8, 2000 and bears interest at the rate of 15 percent. Additional consideration given was 250,000 warrants at $1 per share. The warrants expire October 7, 2006.

On October 22, 1999, the Company obtained a bridge loan in the amount of $500,000. The note is due and payable April 22, 2000 and bears interest at the rate of 12 percent. The note also contains a conversion privilege whereby the holder can convert the note to shares of common stock of the Company, at any time prior to maturity, for the $1 per share. Additional consideration given was 500,000 warrants at $0.75 per share. The warrants expire October 21, 2004. The note is secured by 795,000 shares of the Company's common stock. Default provisions allow the lender the option to accept the pledged company stock as payment or to convert the note to stock of RMI.NET, Inc. at 125 percent of the outstanding note balance plus accrued interest at date of default.

On November 19, 1999, the Company sold its Internet access business, including all of its personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to RMI.NET, Inc. for approximately $2.75 million in RMI.NET common stock which is publicly traded. Under terms of the agreement 50 percent of the stock is immediately available for sale, 20 percent will be available for sale in six months, 20 percent will be available for sale in one year and 10 percent will be held in escrow for 18 months to cover any adverse claim that may be made against the acquired assets. The purchase price is subject to adjustment upward or downward depending on actual revenues achieved by the buyer during the next three months. Any adjustment to the purchase price will be adjusted from the 20 percent portion of the stock that is restricted from sale for six months. Subsequent to the transaction the Company sold approximately 50 percent of the RMI.NET common stock for approximately $1.5 million.

On November 23, 1999, the Company entered into a severance agreement with Kendall Q. Northern, the Company's then chief executive officer, under which the employment contract with Mr. Northern was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company and all of its affiliates and agreed not to compete with the Company for a period of one year. In consideration for executing the severance agreement, the Company agreed to immediately pay a one time sum of $50,000 and a one year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to retain certain Company property, already in his possession, valued at approximately $17,500 and to exchange 200,000 shares of the Company's common stock owned by Mr. Northern for 47,031 shares of RMI.NET, Inc. stock obtained by the Company from the sale of its Internet access business.

                                     EXHIBIT INDEX


       Exhibit No.                     Description
     --------------   ---------------------------------------------------------
           3.1        Articles of Incorporation of the Company, including all
                      amendments and articles of exchanges thereto*

           3.2        By-Laws of the Company*

           3.3        First Amendment to By-Laws of the Company*

           3.4        Second Amendment to By-Laws of the Company*

           3.5        Amended and Restated Articles of Incorporation of the
                      Company**

           9.1 Voting Trust Agreement among the Company, Blackwater Capital Group, L.L.C., Certain Stockholders and Kendall Q. Northern and Earl J. Cook, dated July 25, 1998*

           10.1 Executive Employment Agreement between the Company and Kendall Q. Northern, dated as of July 27, 1998*

           10.2 First Amendment to the Executive Employment Agreement between the Company and Kendall Q. Northern, dated May 14, 1999*

       Exhibit No.                     Description
     --------------   ---------------------------------------------------------

           10.3 Executive Employment Agreement between the Company and Earl J. Cook, dated as of July 27, 1998*

           10.4 First Amendment to the Executive Employment Agreement between the Company and Earl J. Cook, dated May 14, 1999*

           10.5 Employment Agreement between OPEC Corp. and Donald D. Cannella, dated as of August 1, 1998*

           10.6 Stock Purchase Agreement by and among World's Fare, Inc., dba FutureOne, a Nevada corporation, and Blackwater Capital Partners, L.P., and Blackwater Capital Group, L.L.C., dated as of July 25, 1998*

           10.7 Warrant for the Purchase of 1,700,000 Shares of Common Stock of World's Fare, Inc. dba FutureOne*

           10.8       FutureOne, Inc. 1999 Key Employee Stock Option Plan*

           10.9       Form of FutureOne, Inc. Incentive Stock Option Agreement*

           10.10 Form of Warrant to Purchase 205,406 shares of Common Stock in the name of Earl J. Cook**

           10.11(a) Lease by and between First Gracie, Limited Liability Company and Networld.com Inc., dated November 28, 1995, as amended**

           10.11(b)   First Amendment to Lease**

           10.11(c)   Second Amendment to Lease**

           10.11(d)   Third Amendment to Lease**

           10.11(e)   Fourth Amendment to Lease**

           10.11(f)   Fifth Amendment to Lease**

           10.14 Loan Agreement by and among Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA, John Ventiniglia and Robin L. Morley & Mark
                      E. Morley; OPEC Corp. and Donald D. Cannella dated August 27, 1999*

           10.15 Collateralized Convertible Commercial Promissory Note by OPEC Corp. to the order of Norwest Bank Colorado, National Association, John Ventiniglia, and Robin L. Morley & Mark
                      E. Morley in the amount of $1,000,000 dated August 27, 1999*

           10.16 Guaranty by Donald D. Cannella to and for the benefit of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated August 27, 1999*

           10.17 State of Colorado Uniform Commercial Code-Security Agreement dated August 27, 1999*

       Exhibit No.                     Description
     --------------   ---------------------------------------------------------

           10.18      Addendum to Uniform Commercial Code-Security Agreement*

           10.19 Purchase and Sale Agreement by and among FutureOne, Inc. and the Members of Progressive Media LLC, dated as of July 16, 1999*

           10.20 Purchase and Sale Agreement by and between the Company and Mandalay Incorporated dated December 6, 1999**

           10.21 Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com, Inc., FutureOne, Inc., an Arizona corporation and FutureOne, Inc., a Nevada corporation dated November 19, 1999**

           10.22      Severance Agreement by and between the Company and Kendall
                      Q. Northern dated as of November 23, 1999**

           10.23 12% Secured Convertible Promissory Note made by the Company to the order of 12 Squared Partners, LLC, dated as of October 22, 1999**

           10.24 Warrant to Purchase 500,000 shares of Common Stock in the name of 12 Squared Partners, LLC**

           10.25 Security and Pledge Agreement by and between the Company and 12 Squared Partners, LLC, dated as of October 22, 1999**

           10.26 12% Convertible Promissory Note made by the Company to the order of Hare & Co., as Trustees for Financial Institutions Retirement Fund, dated as of December 28, 1999**

           10.27 Warrant to Purchase 16,667 shares of Common Stock in the name of Hare & Co., as Trustees for Financial Institutions Retirement Fund**

           10.28 Reseller Agreement by and between Ascend Communication Inc. and Priority Systems effective as of December 15, 1998**

           10.29 Employment Agreement between the Company and Bruce A. Robson dated as of January 11, 1999**

           10.30 Employment Agreement between the Company and R. Tucker Woodbury dated as of March 31, 1999**

           10.31 Employment Agreement between the Company and Alan Hald dated January 1, 2000**

           10.32 15% Promissory Note payable to the order of Richard B. McCulloch dated October 8, 1999**

           10.33 Form of Warrant to Purchase 250,000 shares of Common Stock in the name of Richard B. McCulloch**

           16         Letter on Change in Certifying Accountant**

           21         Subsidiaries of the Registrant*

       Exhibit No.                     Description
     --------------   ---------------------------------------------------------

           23         Consent of Ernst & Young LLP Independent Auditors

           27         Financial Data Schedule


* Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission on October 7, 1999.

** Incorporated by reference to the Company's Amendment No. 1 to Form 10-SB filed with the Commission on January 13, 2000.