Form 10QSB
period 1999-12-31
FUTUREONE INC /NV/
filed 2000-02-14
CIK 1059838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-22715

                                 FUTUREONE, INC.
                 (Name of Small Business Issuer in its Charter)

                NEVADA                                  84-1383677
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   4250 E. Camelback Rd., Suite K-124                   85018-2751
           Phoenix, Arizona                             (Zip Code)
(Address of Principal Executive Offices)

                                 (602) 852-9725
               Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of February 10, 2000, there were 12,880,526 shares of Common Stock, $.001 par value per share, outstanding.

                                 FUTUREONE, INC.

                                      INDEX


                                                                                                               Page
                                                                                                               ----
Part I:           Financial Information                                                                          3

     Item 1.      Financial Statements                                                                           3

                  Condensed consolidated balance sheets  -
                  December 31, 1999 and September 30, 1999                                                       3

                  Condensed consolidated statements of operations  -
                  Three months ended December 31, 1999 and 1998                                                  4

                  Condensed consolidated statements of cash flows  -
                  Three months ended December 31, 1999 and 1998                                                  5

                  Notes to condensed consolidated financial statements                                           6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                           14

Part II:          Other Information                                                                             21

     Item 1.      Legal Proceedings                                                                             21

     Item 2.      Changes in Securities and Use of Proceeds                                                     21

     Item 3.      Defaults Upon Senior Securities                                                               22

     Item 4.      Submission of Matters to a Vote of Security Holders                                           22

     Item 5.      Other Information                                                                             22

     Item 6.      Exhibits and Reports on Form 8-K                                                              22

                          PART I. FINANCIAL INFORMATION

I.       ITEM 1.    FINANCIAL STATEMENTS

                        FUTUREONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             DECEMBER 31,          SEPTEMBER 30,
                                                                                                 1999                 1999
                                                                                             ------------         -------------
ASSETS                                                                                       (Unaudited)            (Note 1)
Current assets:
   Cash and cash equivalents                                                                 $    469,255         $    160,032
   Trading securities                                                                           1,132,592                   --
   Trade accounts receivable, net of allowance for doubtful accounts of approximately
     $110,000 and $140,000 at December 31, 1999 and September 30, 1999, respectively            2,691,528            2,671,164
   Cost and estimated earnings in excess of billings on uncompleted contracts                   1,166,091              717,548
   Inventory                                                                                    2,479,748            2,701,096
   Prepaid expenses and other assets                                                              393,596              147,286
   Net current assets of discontinued operations                                                       --               26,631
                                                                                             ------------         ------------
Total current assets                                                                         $  8,332,810            6,423,757

Property and equipment, net                                                                     3,685,332            3,672,716
Trading securities                                                                                225,746                   --
Notes receivable                                                                                   69,206               62,906
Intangible assets, net                                                                          6,339,753            6,513,049
Other assets                                                                                       60,436                   --
Net long-term assets of discontinued operations                                                        --              898,979
                                                                                             ============         ============
                                                                                             $ 18,713,283         $ 17,571,407
                                                                                             ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Credit lines payable                                                                      $    480,000         $    480,000
   Notes payable to stockholders                                                                  171,450              171,450
   Trade accounts payable                                                                       5,802,294            5,556,062
   Accrued expenses                                                                               497,722              382,627
   Taxes payable                                                                                  294,749              294,973
   Billings in excess of cost and estimated earnings on uncompleted contract                      117,819               66,861
   Current portion of long term debt and capital leases                                         1,961,627            1,429,799
   Other liabilities                                                                              405,401               25,970
                                                                                             ------------         ------------
Total current liabilities                                                                       9,731,062            8,407,742

Notes payable, less current portion net of $150,361 discount at December 31, 1999
   and $0 at September 30, 1999                                                                 2,425,899            2,603,848
Capital lease payable, less current portion                                                       137,130               67,786

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized and 12,943,028 and
   12,891,028 shares issued at December 31, 1999 and September 30, 1999, respectively              12,944               12,891
Additional paid-in capital                                                                     14,400,047           14,050,433
Unearned compensation                                                                            (427,431)            (481,187)
Treasury stock, 108,850 shares                                                                   (250,573)            (250,573)
Accumulated deficit                                                                            (7,315,795)          (6,839,533)
                                                                                             ------------         ------------
Total stockholders' equity                                                                      6,419,192            6,492,031
                                                                                             ============         ============
                                                                                             $ 18,713,283         $ 17,571,407
                                                                                             ============         ============

           See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                THREE MONTHS ENDED DECEMBER 31
                                                                                    1999                1998
                                                                               ------------         ------------
Revenues:
   Internet services business                                                  $    243,058         $     37,537
   Communication equipment sales                                                    417,091              628,212
   Broadband communications engineering and construction services                 3,660,578            1,672,925
                                                                               ------------         ------------
Total Revenues                                                                    4,320,727            2,338,674

Costs of sales:
   Internet services business                                                       209,939               55,553
   Communication equipment sales                                                    397,561              558,313
   Broadband communications engineering and construction services
     (including $148,000 and $60,000 of depreciation and amortization in
     1999 and 1998, respectively)                                                 3,441,595            1,291,614
                                                                               ------------         ------------
Total Costs of Sales                                                              4,049,095            1,905,480
                                                                               ------------         ------------
Gross profit                                                                        271,632              433,194
Operating expenses:
   General and administrative                                                     1,525,478              548,963
   Depreciation and amortization                                                    265,481              248,294
                                                                               ------------         ------------
Loss from operations                                                             (1,519,327)            (364,063)
Other income (expense):
   Interest expense                                                                (240,899)             (29,812)
   Other                                                                            106,887               38,051
                                                                               ------------         ------------
Net loss from continuing operations                                              (1,653,339)            (355,824)
Discontinued operations:
   Loss from operations                                                             (68,987)            (293,589)
   Gain on disposal                                                               1,246,064                   --
                                                                               ============         ============
 Net loss                                                                      $   (476,262)        $   (649,413)
                                                                               ============         ============

Basic and diluted net loss per common share:
   Loss from continuing operations                                             $       (.13)        $       (.03)
   Gain/(Loss) from discontinued operations                                             .09                 (.03)
                                                                               ------------         ------------
 Net loss per common share                                                     $       (.04)        $       (.06)
                                                                               ============         ============

 Basic and diluted weighted average shares:                                      12,929,338           11,105,448
                                                                               ============         ============

            See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    THREE MONTHS ENDED DECEMBER 31
                                                                                         1999             1998
                                                                                   ----------------  ----------------
OPERATING ACTIVITIES
Net loss                                                                           (476,262)         (649,413)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  413,067           308,294
     Provision for doubtful accounts                                                (30,000)                -
     Amortization of unearned compensation                                           93,756             2,844
     Accretion of debt discount                                                      95,306                 -
     Stock compensation                                                              64,000            36,615
     Realized and unrealized (gain) loss on investments                            (127,750)          (30,982)
     Gain on disposal of discontinued operations                                 (1,246,064)                -
     Loss (gain) on sale of assets                                                   56,398                 -
     Changes in operating assets and liabilities:
       Trading securities                                                         1,373,750                 -
       Trade accounts receivable                                                      9,636           172,885
       Costs and estimated earnings in excess of billings on uncompleted
         contracts                                                                 (448,543)          (53,006)
       Inventory                                                                    221,348                 -
       Prepaid expenses and other assets                                           (246,310)         (198,951)
       Trade accounts payable                                                       246,232           (17,625)
       Accrued expenses                                                             115,095           (62,073)
       Accrued bonus                                                                      -           (55,000)
       Accrual for loss contract                                                          -          (100,000)
       Taxes payable                                                                   (224)           15,290
       Billings in excess of cost and estimated earnings on uncompleted contracts    50,958            10,691
       Other liabilities                                                            (53,233)         (110,591)
                                                                                -----------        ----------
Net cash provided by (used in) operating activities                                 111,160          (731,022)

INVESTING ACTIVITIES
Purchases of property and equipment                                                (256,339)         (568,596)
Purchase of trademark                                                                  (779)                -
Change in other assets                                                              (66,736)           36,841

Net cash provided from discontinued operations activities                                  -          123,270
                                                                                 -----------       ----------
Net cash used in investing activities                                              (323,854)         (408,485)

FINANCING ACTIVITIES
Net proceeds (repayments) under credit lines                                               -          286,364
Principal payments under capital lease obligations                                   (39,617)               -
Debt issuance costs                                                                  (51,667)               -
Proceeds from borrowings                                                             891,831          461,357
Principle payments of notes payable                                                 (278,630)               -
                                                                                 -----------       ----------
Net cash provided by financing activities                                            521,917          747,721
                                                                                 -----------       ----------
Increase (decrease) in cash and cash equivalents                                     309,223         (391,786)
Cash and cash equivalents at beginning of period                                     160,032          570,979
                                                                                 -----------       ----------
Cash and cash equivalents at end of period                                           469,255          179,193
                                                                                 ===========      ===========



           See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999, as filed with the Securities and Exchange Commission on January 13, 2000.

2. DISCONTINUED OPERATIONS

Networld.com Inc. - Internet access business

On November 19, 1999, the Company sold its Internet access business, including all of its personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to RMI.NET, Inc. for approximately $2.75 million in RMI.NET common stock, which is publicly traded. Under terms of the agreement, 50 percent of the stock is immediately available for sale, 20 percent will be available for sale in six months, 20 percent will be available for sale in one year and 10 percent will be held in escrow for 18 months to cover any adverse claim that may be made against the acquired assets. The purchase price is subject to adjustment upward or downward depending on actual revenues achieved by the buyer during the next three months. Any adjustment to the purchase price will be adjusted from the 20 percent portion of the stock that is restricted from sale for six months. Subsequent to the transaction the Company sold approximately 50 percent of the RMI.NET common stock for approximately $1.5 million. Additionally, 70,000 shares and 47,000 shares, respectively, of RMI.NET common stock have been reserved as security for the note described in Note 8 and the exchange for Company stock under the severance agreement described in
Note 9.

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)

2. DISCONTINUED OPERATIONS (CONTINUED)

Accordingly, the Internet access business was accounted for as a discontinued operation in the accompanying consolidated financial statements. A gain on the sale of approximately $1.2 million was realized by the Company.

Under terms of the Agreement, the Company agreed to fully satisfy outstanding amounts payable on certain equipment leases and other liabilities related to the acquired assets by January 18, 2000. Pursuant to the terms of the Agreement, RMI.NET is under no obligation to deliver ten percent of the total shares which are issuable 90 days following the transaction as the final disbursement and ten percent of the total shares which are to be held in escrow for 18 months following the transaction if the Company does not satisfy such outstanding liabilities in a timely manner. In addition, if RMI.NET must assume such equipment leases and other liabilities related to the acquired assets, then the Company is obligated to return an additional number of shares of RMI.NET common stock so that the total of such shares and the final disbursement shares and escrow shares withheld by RMI.NET as set forth above equals two times the total amount due on such liabilities. The Company has paid approximately $128,000 to partially satisfy the equipment leases and other liabilities and is currently negotiating for the settlement of approximately $400,000 of such liabilities.

Networld.com Inc. - PrimeServ Virtual Telephone Service

On August 10, 1999, the Company adopted a plan to sell and signed a letter of intent to sell the assets and customer list of its PrimeServ operating division. On December 6, 1999, the Company closed the sale for consideration of $17,800 cash and a $30,000 note receivable which resulted in a net loss of $66,615 which was included as a loss on disposal under discontinued operations for the year ended September 30, 1999.

The following represents the combined results of operations of the Company's discontinued operations:

                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                             1999              1998
                                                                         -----------         -----------
        Revenues                                                           $ 240,912         $ 387,860
        Cost of sales                                                       (186,215)         (410,944)
        General and administrative expense                                   (69,654)         (210,984)
        Depreciation and amortization expense                                (48,453)          (56,173)
        Interest expense                                                      (5,577)           (3,348)
        Net loss                                                             (68,987)         (293,589)

Costs and expenses, including interest, have been allocated to discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)


3. TRADING SECURITIES

Trading securities are held for resale and consist of RMI.Net, Inc. common shares. Gains and losses both realized and unrealized are included in investment income unless management determines unrealized gains to be temporary. The cost of securities sold is based on specific identification method. Securities restricted for future sale for periods longer than one year have been classified as long-term.

4. INVENTORY

Inventory consisted of the following at:

                           DECEMBER 31,         SEPTEMBER 30,
                              1999                 1999
                           ------------        --------------
Finished goods             $ 2,783,748         $ 3,005,096
Valuation allowance           (304,000)           (304,000)
                           -----------         -----------
Total inventory            $ 2,479,748         $ 2,701,096
                           ===========         ===========

The Company's inventory held for sale was acquired through a preferred vendor relationship with Lucent Technologies Internet Working Systems (formally Ascend Communications, Inc.). Under the terms of the arrangement the Company received favorable pricing terms and has the right to return inventory in exchange for future purchases. Valuation allowances have been established for a portion of such inventory that management expects will be sold at or below cost as part of its plans to accelerate the liquidation of certain of its inventory items, and restocking charges that could be incurred under a plan to return all of the remaining Lucent inventory back to the manufacturer.

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)


5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at:

                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                1999                  1999
                                                             ------------         -------------
Costs incurred on uncompleted contracts                      $ 3,954,587         $ 2,337,185
Estimated earnings                                             1,303,000           1,107,910
                                                             -----------         -----------
                                                               5,257,587           3,445,095
Less billings to date                                         (4,209,315)         (2,794,408)
                                                             -----------         -----------
                                                             $ 1,048,272         $   650,687
                                                             ===========         ===========

Included in the accompanying balance sheet under the following captions:

                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                1999                 1999
                                                             ------------         -------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                     $ 1,166,091         $   717,548
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                        (117,819)            (66,861)
                                                             -----------         -----------
                                                             $ 1,048,272         $   650,687
                                                             ===========         ===========

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                1999                1999
                                                             ------------        -------------
Furniture and fixtures                                       $   149,811         $   148,328
Computers and other equipment                                    152,244             157,008
Construction equipment                                         2,817,392           2,708,636
Software and telephone lines                                     192,138             168,183
Vehicles                                                       1,115,261           1,046,432
Leasehold improvements                                            49,663              59,092
                                                             -----------         -----------
                                                               4,476,509           4,287,679
Less accumulated depreciation and amortization                  (791,177)           (614,963)
                                                             -----------         -----------
                                                             $ 3,685,332         $ 3,672,716
                                                             ===========         ===========

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)


7. INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                           DECEMBER 31,         SEPTEMBER 30,
                                               1999                1999
                                           ------------         -------------
        Goodwill                           $ 6,933,986         $ 6,933,986
        Trademarks                               2,800               2,021
        Debt issuance costs                    210,000             158,333
        CLEC certification                     279,030             279,030
                                           -----------         -----------
                                             7,425,816           7,372,370
        Less amortization                   (1,086,063)           (860,321)
                                           -----------         -----------
                                           $ 6,339,753         $ 6,513,049
                                           ===========         ===========

8. NOTES PAYABLE AND LONG TERM DEBT

In October 1999, the Company issued detachable warrants to purchase 250,000 shares of its Common Stock at $1.00 per share and a promissory note in consideration for $250,000. The note bears interest at 15% annually and matures February 8, 2000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $47,500 which has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. The Company is currently negotiating an extension on this promissary note which was due on February 8, 2000.

Effective as of October 22, 1999, the Company issued detachable warrants to purchase 500,000 shares of its Common Stock a $0.75 per share and a promissory note convertible into 500,000 shares of Common Stock in consideration for $500,000. The note bears interest at 12% annually and matures April 22, 2000. The note is secured by 795,000 shares of the Company's common stock. Default provisions allow the lender the option to accept the pledged company stock as payment or to convert the note to stock of RMI.NET, Inc. at 125 percent of the outstanding note balance plus accrued interest at date of default. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $195,000 that has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. In conjunction with this transaction the Company issued warrants to purchase 100,000 shares of common stock at $0.75 per share as commission. These warrants were determined to have a value of $39,000 and were included in consulting expense.

Effective as of December 28, 1999, the Company issued detachable warrants to purchase 16,667 shares of its Common Stock at $1.00 per share and a promissory note convertible into 50,000 shares of Common Stock in consideration for $50,000. The note bears interest at 12% and matures June 28, 2000. The offering of such warrants, promissory note and underlying shares of

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)


8. NOTE PAYABLE AND LONG TERM DEBT (continued)

Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $3,167 which has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note.


9. SEVERANCE AGREEMENT

On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern, the Company's then president and chief executive officer. Pursuant to the Severance Agreement, Mr. Northern's employment contract with the Company was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company and all of its affiliates and agreed not to compete with the Company for a period of one year. In consideration for executing the Severance Agreement, the Company agreed to immediately pay a one-time sum of $50,000 and a one-year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to retain certain Company property, already in his possession, valued at approximately $17,500 and to exchange 200,000 shares of the Company's common stock owned by Mr. Northern for 47,031 shares of RMI.NET, Inc. stock obtained by the Company from the sale of its Internet access business. Exchange of the 200,000 shares of Company's common stock has not taken place, but will be completed by May 23, 2000.


10.  LEASES

The Company is currently negotiating with certain third parties to fully satisfy certain outstanding equipment leases and other liabilities related to the assets acquired from the Company by RMI.NET in an approximate amount of $400,000. The Company may be subject to certain penalties under the terms of the agreement between RMI.NET and the Company if it does not fully satisfy such liabilities in a timely manner.


11. SEGMENT INFORMATION

The Company operates its business under Internet services, communication equipment sales services, broadband communications engineering and construction services and convergence technology and telecommunications. Management evaluates the performance of the segments based upon revenues, gross margin, pre-tax income and long-lived assets. For the three months ended December 31, 1999 and 1998, this information

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)


11. SEGMENT INFORMATION (continued)

has been provided by segment. The Company's sales are primarily in the western United States with no international sales.

                                                                THREE MONTHS ENDED DECEMBER 31
                                                                   1999                1998
                                                                -----------         -----------
Revenues from external customers:
  Internet services business                                    $   243,058         $    37,537
  Communication equipment sales                                     417,091             628,212
  Broadband communications engineering and construction
    services                                                      3,660,578           1,672,925
                                                                -----------         -----------
                                                                $ 4,320,727         $ 2,338,674
                                                                ===========         ===========

Gross profit (loss):
  Internet services business                                    $    33,119         $   (18,016)
  Communication equipment sales                                      19,530              69,899
  Broadband communications engineering and construction
    services                                                        218,983             381,311
                                                                -----------         -----------
                                                                $   271,632         $   433,194
                                                                ===========         ===========

Depreciation and amortization expense:
  Internet services business                                    $    21,296         $        --

  Communication equipment sales                                      16,175              61,848
  Broadband communications engineering and construction
    services                                                        169,911             155,247
  Unallocated corporate                                              58,099              31,199
                                                                -----------         -----------
                                                                $   265,481         $   248,294
                                                                ===========         ===========
 Net income (loss) from continuing operations:
   Internet services business                                   $  (125,801)        $   (18,242)
   Communication equipment sales                                    (85,663)           (161,700)
   Broadband communications engineering and construction
     services                                                      (502,169)             63,546
   Convergence technology and telecommunications
                                                                    (99,871)                 --
   Unallocated corporate                                           (839,835)           (239,428)
                                                                -----------         -----------
                                                                $(1,653,339)        $  (355,824)
                                                                ===========         ===========

                       FutureOne, Inc. and subsidiaries

                  Notes to Condensed Consolidated Finanacial
                       Statements (Unaudited)(continued)


12.  SUBSEQUENT EVENTS

Effective January 1, 2000, Mr. Alan P. Hald became the Chairman of the Company's Board of Directors. In consideration for his service to the Company as Chairman, Mr. Hald received a one-time bonus of $20,000 and receives $10,000 per month and warrants to purchase 70,000 shares of the Company's Common Stock with an Exercise Price of $1.00 per share for each of the first six months of Mr.
Hald's service to the Company. In addition, Mr. Hald shall receive a transaction bonus if the Company closes a public or private offering or a sale or merger of the Company valued in excess of $10,000,000. The transaction bonus will include cash equal to one percent of the value of the transaction and warrants to purchase a number of shares of Common Stock equal to one percent of the value of the transaction divided by the warrant strike price of $1.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, an inability to obtain financing and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues represented by specific expense and income items for continuing operations for the three-month periods ending December 31, 1999 and 1998. The prior period revenues and related items have been adjusted for the effects of reclassifying the revenues and associated costs of the Internet access operations and virtual telephone services that have now been recorded as discontinued operations in 1999 and 1998. See Footnote 2 to the "Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

                                                THREE MONTH PERIOD ENDING
                                                       DECEMBER 31
                                                   1999           1998
                                                -----------  ------------
REVENUES:
 Internet Services Business .............          5.6%           1.6%
 Communication Equipment Sales ..........          9.7           26.9
 Broadband Communications Engineering and
   Construction Services ................         84.7           71.5
                                                 -----          -----
          TOTAL REVENUES ................        100.0          100.0
                                                 -----          -----
COSTS OF SALES:
 Internet Services Business .............          4.9            2.4
 Communication Equipment Sales ..........          9.2           23.9
 Broadband Communications Engineering and
   Construction Services ................         79.7           55.2
                                                 -----          -----
          TOTAL COST OF SALES ...........         93.7           81.5
                                                 -----          -----

GROSS PROFIT ............................          6.3           18.5
OPERATING EXPENSES:
 General and Administrative .............         35.3           23.5
 Depreciation and Amortization ..........          6.1           10.6
          TOTAL OPERATING EXPENSES ......         41.4           34.1
                                                 -----          -----
          LOSS FROM OPERATIONS ..........        (35.1)         (15.6)
OTHER INCOME (LOSS), NET ................         (3.1)           0.4
                                                 -----          -----
NET LOSS FROM CONTINUING OPERATIONS .....        (38.2)         (15.2)

DISCONTINUED OPERATIONS:
 Loss from Operations ...................         (1.6)         (12.6)
 Gain on disposal .......................         28.8             --
                                                 -----          -----
LOSS BEFORE INCOME TAXES ................        (11.0)         (27.8)
                                                 -----          -----
          NET LOSS ......................        (11.0)%        (27.8)%
                                                 =====          =====

         The Company's operating loss was $1,653,000 and $356,000 and its net loss was $476,000, including a non-recurring gain of approximately $1.2 million from the sales of the internet access business, and $649,000 for the three months ended December 31, 1999 and 1998, respectively.

         The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                                        THREE MONTHS ENDED DECEMBER 31
                                                                        ------------------------------
                                                                            1999               1998
                                                                        ------------        ------------
Net Cash Provided by (Used in) Operating Activities .............        $  (111,000)        $  (731,000)
Net Cash Provided by (Used) in Investing Activities .............           (324,000)           (408,000)
Net Cash Provided by Financing Activities .......................            522,000             748,000
Ending Cash Balance .............................................            469,000             179,000
Working Capital Deficit .........................................         (1,398,000)           (100,000)


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $4,321,000 for the three months ended December 31, 1999, an increase of 85% from 2,339,000 for the three months ended December 31, 1998.

         Internet services business revenues increased $205,000, or 540%, from $38,000 in the three months ended December 31, 1998 to $243,000 in the three months ended December 31, 1999. This increase is primarily attributable to additional web service revenues resulting from the Company's acquisition of an advertising and an e-commerce company in March and July 1999, respectively.

         Communications equipment sales and services revenues decreased $211,000, or 34%, from $628,000 in the three months ended December 31, 1998 to $417,000 in the three months ended December 31, 1999. The decrease in revenue resulted from the sale of the retail computer division, which was sold effective June 15, 1999. The Company anticipates that revenues from this division will continue to decline in the future.

         The Company's broadband communications engineering and construction services revenues increased $1,988,000, or 119%, from $1,673,000 in the three months ended December 31, 1998 to $3,661,000 in the three months ended December 31, 1999. The Company believes that the increase in broadband communications engineering and construction services revenue is primarily attributable to the Company obtaining additional large contracts to provide underground construction services and the Company's expansion of its underground construction services into Arizona. The Company believes that revenues from this division are currently at the maximum level based on existing personnel, equipment and capital resources and any future revenue increases will be negligible for the foreseeable future.

COSTS OF REVENUES

         Cost of sales in the Internet services division includes the direct cost of labor for programmers, supplies and contract services. Cost of sales increased $154,000, or 278%, from $56,000 in the three months ended December 31, 1998 to $210,000 in the three months ended December 31, 1999. This increase is attributable to acquisitions of an advertising and e-commerce company in March and July 1999, respectively, which resulted in increased revenues. Gross margins increased from negative 48.0% in the three months ended December 31, 1998 to 13.6% for the three months ended December 31, 1999. The increase in gross margin is due to business volume reaching levels required to cover fixed payroll costs.

         Cost of sales in the communication equipment sales division, which includes cost of parts and direct labor to assemble parts and provide service labor, decreased by $160,000, or 29%, from $558,000 in the three months ended December 31, 1998 to $398,000 in the three months ended December 31, 1999. This decrease is directly attributable to decrease in revenues from this division. Gross margins decreased from 11.1% in the three months ended December 31, 1998 to 4.7% in the three months ended December 31, 1999. The Company believes that this decline is primarily attributable to increased competition from large retailers and manufacturers and increased sales at the wholesale level. The Company believes that gross margins will remain low, because in order to sell its remaining inventory of Lucent Technologies products that it will be required to sell equipment at or below cost. Accordingly a provision of $304,000 for losses that may be incurred in liquidating the inventory is recorded at December 31, 1999.

         Cost of sales for the Company's underground construction operations, which includes materials, direct labor costs and depreciation, was $3,442,000 during the three months ended December 31, 1999 compared to $1,292,000 for the three months ended December 31, 1998. The increase is attributable to additional revenues being earned by this division. Gross margins have declined from 22.8% for the three months ended December 31, 1998 to 6.0% for the three months ended December 31, 1999. The lower margins are the result of the Company focusing its resources on larger projects that typically yield lower margins. Additionally two large projects exceeded cost estimates impacting gross margins for this period. The Company anticipates that this division's gross margins will increase from the 6% recorded in three months ended December 31, 1999, however, margins will not return to the levels recorded in fiscal 1999 for the foreseeable future. See "Revenue Recognition Estimates."

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $976,000, or 178%, from $549,000 in the three months ended December 31, 1998 to $1,525,000 in the three months ended December 31, 1999. Approximately $381,000 of this increase is directly related to business growth, acquisitions and new business, $150,000 for Internet services, $213,000 for broadband communications engineering and construction services, $100,000 for convergence technology and telecommunications, while communication equipment sales administrative expenses decreased $82,000. Other increased expenses, due to increased growth, are the result of additional professional fees of $206,000, increases in management personnel, which totaled $167,000, and increased facilities, which totaled $37,000. Non-recurring, executive severance expense of $181,000 was also incurred in the three months ended December 31, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $248,000 in the three months ended December 31, 1998 to $265,000 in the three months ended December 31, 1999. This increase is attributable to equipment acquisitions made by the Company.

INTEREST EXPENSE

         Interest expense increased from $30,000 in the three months ended December 31, 1998 to $241,000 in the three months ended December 31, 1999. This increase in interest expense is the result of increased debt for equipment and working capital in the broadband communications engineering and construction division, $90,000, and interest expense associated with accretion of debt discount from working capital loans obtained by the Company during the three months ended December 31, 1999 of $95,000.

DISCONTINUED OPERATIONS

         During the period ended December 31, 1999, the Company recognized a one-time gain of $1,246,000 related to disposal of its Internet access business. This operation was identified and accounted for as a discontinued operation for the year ended September 30, 1999. In addition, the Company realized a gain of approximately $115,000 during the three months ended December 31, 1999, on the sale of the RMI.NET stock received in the sale.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash provided from operating activities of $111,000 for the three months ended December 31, 1999 compared to $731,000 net cash used for operating activities for the three months ended December 31, 1998. Net cash used in operating activities was less during the three months ended December 31, 1999 primarily due to the gain on the sale of the Company's Internet access operations. The Company's investment activities required $324,000 and $408,000, during 1999 and 1998, respectively. The primary reason for the change in cash used from investing activities in 1999 was the decrease in purchase of equipment of $313,000 and decrease in cash provided from discontinued operations of $123,000. Financing activities provided $522,000 in 1999 and $748,000 in 1998. All of the cash proceeds from financing activities in 1999 and 1998 was attributable to net debt proceeds.

         The Company has commitments for equipment and expenses related to its convergence technology and telecommunications operations of approximately $250,000 to engineer, install and test equipment. The Company has a further commitment for an additional $100,000 of equipment in addition to the approximately $1,250,000 of equipment that is expected to be obtained by the Company under operating leases. The Company believes that expenditures not covered by operating leases will be obtained from the proceeds of certain equity or debt financings. The Company believes that cash on hand at December 31, 1999 is not sufficient to meet the Company's working capital demands for the next six months and accordingly the Company plans on obtaining cash and working capital by obtaining loans and leases, some of which has been obtained and others which are anticipated to be obtained, all as described below. The Company also plans to continue to expand its business operations in fiscal 2000, which will require more resources than are currently available to the Company. In the event the Company is unable to obtain additional financing, the Company will not be able to fully undertake its business expansion and will attempt to reduce costs and possibly liquidate assets to permit existing sources of capital to finance the operations of the Company until such time as additional sources of financing become available.

         The Company has an existing line of credit with a bank that was in place prior to the Company's acquisition of OPEC CORP. in July 1998. The amount available under this line of credit is $480,000, which has been fully drawn by the Company as of December 31, 1999. This line of credit extends until February 15, 2000, however, the Company is currently seeking to renew and raise this line of credit. There is no assurance that the Company will be successful in extending or increasing this credit line.

         The Company is required to repay certain capital lease obligations prior to their regularly scheduled maturity dates as part of its sale of the Internet Business to RMI.NET. The balances subject to such accelerated repayment amounted to approximately $400,000 at January 18, 2000. The Company is actively seeking additional financial resources to repay these amounts since certain penalty provisions exist at the option of RMI.NET if RMI.NET is required to satisfy these obligations.

         The Company's business plan includes pursuing additional debt and equity financing with financial institutions or strategic partners. In October 1999, the Company obtained a bridge loan in the amount of $250,000. Such loan bears interest at a rate of 15% per annum and the principal and interest due thereunder was payable February 8, 2000, however, the Company is currently seeking to reschedule the final payment of interest and principal. The Company also obtained a second bridge loan in October 1999 in the amount of $500,000. Such loan bears interest at a rate of 12% per annum and the principal and interest are due and payable on April 22, 2000. The note is convertible into shares of the Company's Common Stock at $1.00 per share at the option of the holder. The Company also obtained a bridge loan in December 1999 in the amount of $50,000. Such loan bears interest at a rate of 12% per annum and the principal and interest are due and payable on June 28, 2000. The note is convertible into shares of the Company's Common Stock at $1.00 per share at the option of the holder. The Company anticipates obtaining further bridge loans in the aggregate amount of $1,000,000 during the second quarter of fiscal year 2000. There is no assurance that the Company will receive all or any additional portion of the funds in a timely manner or on terms that favorable to the Company, if at all.

         The Company has sold the registered shares of RMI.NET, Inc. common stock received in consideration of substantially all of the Company's assets relating to its Internet access business. As of January 31, 2000, the Company had sold all of the 176,000 shares of RMI.NET common stock that were immediately transferable, which provided the Company with approximately $1,500,000, which is being used for working capital. The Company also has a stock purchase agreement with Blackwater Capital Partners, L.P. Under the terms of this agreement, Blackwater must purchase shares of the Company's Common Stock in sufficient amounts to provide funding to the Company in equal traunches of $2,500,000, as requested by the Board of Directors of the Company. Alternatively, Blackwater has the right to provide funding for the remaining $7,000,000 through a public offering of the Company's Common Stock. There is no assurance that Blackwater will provide additional funding beyond the approximately $3,000,000 that has been received prior to December 31, 1999.

         Although the Company has obtained additional funds from the sale of substantially all of the assets of its internet access business and certain bridge and working capital loans, FutureOne is still dependent upon additional capital resources to enable it to carry out its business plan and obtain profitability. This lack of profitable operations and the need for additional capital have resulted in the report of the independent auditors for the years ended September 30, 1999 and 1998, containing an uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

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

         The Company had also evaluated the year 2000 readiness of its material vendors and facilities with respect to IT, as well as non-IT, assets because the Company is dependent on outside vendors for basic necessities such as power, communications and processing financial transactions. The Company had received year 2000 compliance statements from its material vendors, which indicate that all were year 2000 compliant.

         The Company's development of products and services is accomplished through in-house development, and acquisition or license from third parties. The Company has assessed all of its internally developed and third-party developed products and services for year 2000 readiness, and believes that all of such products have been designed to satisfy the Company's year 2000 specifications. In the event that any of the Company's developed or acquired products or technology are not year 2000 compliant in a timely manner, the Company's sales may decline materially, customers and those with whom they do business may assert product liability and other claims, and the Company's business, results of operations and financial condition could be materially and adversely affected.

         As of February 10, 2000, after the rollover of time, all of the Company's internal systems are functioning properly, all services from vendors upon which the Company depends are being supplied without interruption. In addition, the Company has yet to be notified by any of its customers that the Company's software is not functioning properly as a result of the Year 2000 date change.

Revenue Recognition Estimates

         The Company recognizes revenues for projects in process within the broadband communications engineering and construction division using the percentage of completion accounting method. Under this method, revenues are recognized based on the ratio that costs incurred to date bear to the total estimated costs to complete the project. Estimated losses on contracts are recognized in full when the Company determines that a loss will be incurred. The Company frequently reviews and revises revenue and total cost estimates as work progresses on a contract and as contracts are modified. Accordingly, revenue adjustments based upon the revised completion percentage are reflected in the period that estimates are revised. Although revenue estimates are based upon management assumptions supported by historical experience, these estimates could vary materially from actual results. To the extent percentage of completion adjustments reduce previously reported revenues, the Company would recognize a charge against operating results, which could have a material adverse effect on the Company's results of operations for the applicable period.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              All legal proceedings and actions involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS


              In October, 1999, the Company issued a warrant to purchase 250,000 shares of Common Stock at a price of $1.00 per share and a promissory note in consideration for $250,000. The promisory note bears interst at a rate of 15% per annum and the principle and interest due thereunder were payable February 8, 2000. The company is currently negotiating an extension on this promissory note. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transaction not involving a public distribution.

              Effective October 22, 1999, the Company issued a warrant to purchase 500,000 shares of Common Stock at a price of $0.75 per share and a promissory note in the amount of $500,000 in consideration for $500,000. The promissory note bears interest at a rate of 12% per annum and the principal and interest are due and payable on April 22, 2000. The promissory note is convertible into shares of the Company's Common Stock at $1.00 per share at the option of the holder. In conjunction with this transaction, the Company issued warrants to purchase 100,000 shares of common stock at $0.75 per share as commission. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

              Effective as of December 28, 1999, the Company issued a warrant to purchase 16,667 shares of Common Stock at a price of $1.00 per share and a promissory note convertible to 50,000 shares of Common Stock at a conversion price of $1.00 per share in consideration for $50,000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The Company received the funds related to this transaction on January 6, 2000.


              During the three-month period ending December 31, 1999, the Company has issued a total of 34,500 shares of Common Stock to employees pursuant to employment contracts or as employment bonuses. The award of 30,000 shares was made with specific vesting restriction of three years. In addition, the Company issued 20,000 shares of its Common Stock as a partial commission on the sale of substantially all of the assets relating to the Company's Internet access business. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         FutureOne, Inc. conducted its regular 1999 Annual Meeting of Stockholders on November 23, 1999. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

         1. An election was conducted for four directors to hold office until the Annual Meeting of Stockholders in 2000. The election of Earl J. Cook, Donald
D. Cannella and Steven B. Green was approved by the stockholders by a vote of 6,705,305 FOR and 252,500 WITHHOLD AUTHORITY. The election of Kendall Q. Northern was not approved by the stockholders by a vote of 176,715 FOR and 6,528,590 AGAINST.

         2. Ratification of an amendment to the Articles of Incorporation of the Company was unanimously approved by the stockholders of the Company.

         3. The Amended and Restated Articles of Incorporation of the Company were unanimously approved by the stockholders of the Company.

         4. The Company's 1999 Key Employee Stock Option Plan was unanimously approved by the stockholders of the Company.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)        Exhibits

              Exhibit
              Number                Description of Exhibit
              ------                ----------------------
              3.5                   Amended and Restated Articles of Incorporation**

             10.8                   FutureOne, Inc. 1999 Key Employee Stock Option Plan*

             10.9                   Form of FutureOne, Inc. Incentive Stock Option Agreement*

              10.20                 Purchase and Sale Agreement by and between the Company and Mandalay Incorporated dated
                                    December 6, 1999**

              10.21                 Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com, Inc., FutureOne, Inc., an Arizona corporation, and FutureOne, Inc., a Nevada corporation, dated November 19, 1999**

              10.22                 Severance Agreement by and between the Company and Kendall Q. Northern dated November
                                    23, 1999**

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

              10.32                 15% Promissory Note payable to the order of Richard B. McCulloch dated October 8,
                                    1999**

              10.33                 Form of Warrant to Purchase 250,000 shares of Common Stock in the name of Richard B.
                                    McCulloch**

                27                  Financial Data Schedule

* Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission on October 7, 1999.

** Incorporated by reference from the Company's Amendment No. 1 to Form 10-SB Registration Statement filed with the Commission on January 13, 2000.

         (b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FUTUREONE, INC.

Date:  February 14, 2000                      By: /s/ Earl J. Cook
                                                  ------------------------------
                                                      Earl J. Cook
                                                      Chief Executive Officer

Date:  February 14, 2000                      By: /s/ Ralph R. Zanck
                                                  ------------------------------
                                                      Ralph R. Zanck
                                                      Vice President Finance

                                 Exhibit Index

              Exhibit
              Number                Description of Exhibit
              ------                ----------------------
              3.5                   Amended and Restated Articles of Incorporation**

              10.8                  FutureOne, Inc. 1999 Key Employee Stock Option Plan*

              10.9                  Form of FutureOne, Inc. Incentive Stock Option Agreement*

              10.20                 Purchase and Sale Agreement by and between the Company and Mandalay Incorporated dated
                                    December 6, 1999**

              10.21                 Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com, Inc., FutureOne, Inc., an Arizona corporation, and FutureOne, Inc., a Nevada corporation, dated November 19, 1999**

              10.22                 Severance Agreement by and between the Company and Kendall Q. Northern dated November
                                    23, 1999**

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

              10.32                 15% Promissory Note payable to the order of Richard B. McCulloch dated October 8,
                                    1999**

              10.33                 Form of Warrant to Purchase 250,000 shares of Common Stock in the name of Richard B.
                                    McCulloch**

                27                  Financial Data Schedule

* Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission on October 7, 1999.

** Incorporated by reference from the Company's Amendment No. 1 to Form 10-SB Registration Statement filed with the Commission on January 13, 2000.