Form 10QSB
period 2000-03-31
FUTUREONE INC /NV/
filed 2000-05-15
CIK 1059838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
        (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)           Identification No.)


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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of May 10, 2000, there were 12,833,651 shares of Common Stock, $.001 par value per share, outstanding.

                                 FUTUREONE, INC.

                                      INDEX



                                                                       PAGE
         Part I:        Financial Information (unaudited) ...........     3

              Item 1.   Financial Statements ........................     3

                        Condensed consolidated balance sheets  -
                        March 31, 2000 and September 30, 1999 .......     3

                        Condensed consolidated statements of
                        operations  -  Three months ended
                        March 31, 2000 and 1999 .....................     4

                        Condensed consolidated statements of
                        operations  -  Six months ended
                        March 31, 2000 and 1999......................     4

                        Condensed consolidated statements of cash
                        flows  -  Six months ended March 31,
                        2000 and 1999 ...............................     5

                        Notes to condensed consolidated financial
                        statements - March 31, 2000 .................     6

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results
                        of Operations ...............................    10

         Part II:       Other Information ...........................    15

              Item 1.   Legal Proceedings ...........................    15

              Item 2.   Changes in Securities and Use of Proceeds ...    15

              Item 3.   Defaults Upon Senior Securities .............    16

              Item 4.   Submission of Matters to a Vote of Security
                        Holders .....................................    16

              Item 5.   Other Information ...........................    16

              Item 6.   Exhibits and Reports on Form 8-K ............    16

                          PART I. FINANCIAL INFORMATION

I. ITEM 1.    FINANCIAL STATEMENTS


                        FUTUREONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH  31,         SEPTEMBER 30,
                                                                                         2000                 1999
                                                                                         ----                 ----
                                                                                      (UNAUDITED)           (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $    226,988         $    160,032
  Available for sale securities                                                           249,340                   --
   Trade accounts receivable, net of allowance for doubtful accounts of approximately $110,000 and $140,000 at March 31, 2000 and
     September 30, 1999, respectively                                                   2,692,256            2,671,164
   Cost and estimated earnings in excess of billings on uncompleted contracts           1,045,222              717,548
   Inventory                                                                               44,694            2,701,096
   Prepaid expenses and other assets                                                      211,705              147,286
   Net current assets of discontinued operations                                               --               26,631
                                                                                     ------------         ------------
Total current assets                                                                    4,470,205            6,423,757

Property and equipment, net                                                             2,986,797            3,672,716
Available for sale securities                                                             219,134                   --
Notes receivable                                                                           60,507               62,906
Intangible assets, net                                                                  6,092,835            6,513,049
Other assets                                                                               64,084                   --
Net long-term assets of discontinued operations                                                --              898,979
                                                                                     ------------         ------------
                                                                                     $ 13,893,562         $ 17,571,407
                                                                                     ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Credit lines payable                                                              $    480,000         $    480,000
   Notes payable to stockholders                                                          171,450              171,450
   Trade accounts payable                                                               3,320,128            5,556,062
   Accrued expenses                                                                       868,976              382,627
   Taxes payable                                                                          294,238              294,973
   Billings in excess of cost and estimated earnings on uncompleted contract              294,984               66,861
   Current portion of long term debt and capital leases                                 1,511,627            1,429,799
   Other liabilities                                                                      404,188               25,970
                                                                                     ------------         ------------
Total current liabilities                                                               7,345,591            8,407,742

Notes payable, less current portion net of $25,417 discount at March 31, 2000
   and $0 at September 30, 1999                                                         2,070,166            2,603,848
Capital lease payable, less current portion                                                98,381               67,786

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized and 12,833,651 and 12,891,028 shares issued at March 31, 2000 and September 30, 1999,
   respectively                                                                            12,834               12,891
Additional paid-in capital                                                             14,174,673           14,050,433
Unearned compensation                                                                    (161,894)            (481,187)
Other comprehensive loss                                                                  (16,035)                  --
Treasury stock, 292,850 and 108,850 shares at March 31, 2000 and
   September 30, 1999, respectively                                                      (434,573)            (250,573)
Accumulated deficit                                                                    (9,195,581)          (6,839,533)
                                                                                     ------------         ------------
Total stockholders' equity                                                              4,379,424            6,492,031
                                                                                     ------------         ------------
                                                                                     $ 13,893,562         $ 17,571,407
                                                                                     ============         ============

            See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31           SIX MONTHS ENDED MARCH 31
                                                           2000              1999               2000               1999
                                                           ----              ----               ----               ----
Revenues:
   Internet services business                         $    279,039       $     53,407       $    522,097       $     90,944
   Communication equipment sales                           505,387            843,870            922,478          1,472,082
   Broadband communications engineering and
     construction services                               3,234,182          1,192,689          6,894,760          2,865,614
                                                      ------------       ------------       ------------       ------------
Total Revenues                                           4,018,608          2,089,966          8,339,335          4,428,640

Costs of sales:
   Internet services business                              189,987             53,025            399,926            108,578
   Communication equipment sales                           489,625            714,780            887,186          1,273,093
   Broadband communications engineering and
     construction services                               3,189,447          1,241,047          6,631,042          2,532,661
                                                      ------------       ------------       ------------       ------------
Total Costs of Sales                                     3,869,059          2,008,852          7,918,154          3,914,332
                                                      ------------       ------------       ------------       ------------
Gross profit                                               149,549             81,114            421,181            514,308
Operating expenses:
   General and administrative                            1,371,475            757,609          2,896,953          1,306,572
   Depreciation and amortization                           282,799            244,819            548,280            493,112
   Unusual loss                                                 --            120,175                 --            120,175
                                                      ------------       ------------       ------------       ------------
Loss from operations                                    (1,504,725)        (1,041,488)        (3,024,052)        (1,405,551)
Other income (expense):
   Interest expense                                       (264,565)           (47,993)          (505,464)           (77,805)
   Interest income                                           2,310             10,579              3,862             11,524
   Gain (loss) on sale of stock                             (9,528)            (2,908)           118,224             28,018
   Gain (loss) on sale of property and equipment          (166,566)             4,693           (192,206)            (1,878)
   Other                                                    (9,235)             2,033             (6,012)            14,784
                                                      ------------       ------------       ------------       ------------
Net loss from continuing operations                     (1,952,309)        (1,075,084)        (3,605,648)        (1,430,908)
Discontinued operations:
   Loss from operations                                         --           (263,479)           (68,987)          (557,068)
   Gain on disposal                                         72,523                 --          1,318,587                 --
                                                      ------------       ------------       ------------       ------------
 Net loss                                             $ (1,879,786)      $ (1,338,563)      $ (2,356,048)      $ (1,987,976)
                                                      ============       ============       ============       ============

Basic and diluted net loss per common share:
   Loss from continuing operations                    $       (.16)      $       (.09)      $       (.28)      $       (.12)
   Gain/(Loss) from discontinued operations                    .01               (.02)               .10               (.05)
                                                      ------------       ------------       ------------       ------------
 Net loss per common share                            $       (.15)      $       (.11)      $       (.18)      $       (.17)
                                                      ============       ============       ============       ============

 Basic and diluted weighted average shares:             12,888,940         11,944,517         12,909,250         11,520,372
                                                      ============       ============       ============       ============

            See notes to condensed consolidated financial statements.

                         FUTUREONE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        SIX MONTHS ENDED MARCH 31
                                                                         2000              1999
                                                                         ----              ----
OPERATING ACTIVITIES
Net loss                                                             $(2,356,048)      $(1,987,976)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                       892,603           787,238
     Provision for doubtful accounts (credit)                            (30,000)               --
     Amortization of unearned compensation                               133,809            31,258
     Accretion of debt discount                                          220,250                --
     Stock compensation                                                   64,000            42,358
     Realized and unrealized (gain) loss on investments                    9,528           (28,018)
     Gain on disposal of discontinued operations                      (1,318,587)               --
     Loss on sale of assets                                              192,206             1,878
     Changes in operating assets and liabilities:
       Available for sale securities                                                       179,639
       Trade accounts receivable                                           8,908           (51,325)
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                         (327,674)          144,394
       Inventory                                                       2,960,402                --
       Prepaid expenses and other assets                                 (64,419)         (243,922)
       Trade accounts payable                                         (2,235,934)          207,541
       Accrued expenses                                                  182,349            51,104
       Accrued bonus                                                          --          (500,000)
       Accrual for loss contract                                              --          (100,000)
       Taxes payable                                                        (735)           21,137
       Billings in excess of cost and estimated earnings on
          uncompleted contracts                                          228,123           (38,231)
       Other liabilities                                                  18,077           (97,442)
                                                                     -----------       -----------
Net cash provided by (used in) operating activities                        3,159        (1,580,367)

INVESTING ACTIVITIES
Purchases of property and equipment                                     (361,625)         (665,696)
Proceeds from sale of property and equipment                             439,395            48,088
Purchase of trademark                                                       (779)               --
Change in other assets                                                   (61,685)           40,649
Net cash provided from discontinued operations activities                     --           170,154
                                                                     -----------       -----------
Net cash provided by (used in) investing activities                       15,306          (406,805)

FINANCING ACTIVITIES
Net proceeds (repayments) under credit lines                                  --           227,332
Principal payments under capital lease obligations                       (78,366)           (8,982)
Proceeds from issuance of common stock                                        --         1,969,250
Debt issuance costs                                                      (55,667)               --
Proceeds from borrowings                                               1,178,800           675,357
Principle payments of notes payable                                     (996,276)         (305,175)
                                                                     -----------       -----------
Net cash provided by financing activities                                 48,491         2,557,782
                                                                     -----------       -----------
Increase (decrease) in cash and cash equivalents                          66,956           570,610
Cash and cash equivalents at beginning of period                         160,032           570,979
                                                                     -----------       -----------
Cash and cash equivalents at end of period                           $   226,988       $ 1,141,589
                                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease obligation                       $        --       $    51,370
                                                                     ===========       ===========
Exchange of available for sale securities for common stock           $   184,000       $        --
                                                                     ===========       ===========
Retirement of debt with available for sale securities                $   500,000       $        --
                                                                     ===========       ===========
Available for sale securities received for assets
 of discontinued operations                                          $ 2,604,000       $        --
                                                                     ===========       ===========

            See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

2. DISCONTINUED OPERATIONS

Networld.com Inc. - Internet access business

On November 19, 1999, the Company sold its Internet access business, including all of its personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to RMI.NET, Inc. ("RMI.NET") for RMI.NET common stock valued at approximately $2.75 million on the closing date of the transaction. Under terms of the asset purchase agreement (the "Agreement"), 50 percent of the stock was immediately available for sale, 20 percent will be available for sale six months after the transaction, 20 percent will be available for sale one year after the transaction and 10 percent will be held in escrow for 18 months after the transaction to cover any adverse claim that may be made against the acquired assets. The Company sold approximately 50 percent of the RMI.NET common stock for approximately $1.5 million. Additionally, 63,052, shares of RMI.NET common stock have been exchanged for full satisfaction of the note described in Note 8 and 43,004 shares have been exchanged for Common Stock of the stock under the severance agreement described in Note 9.

Accordingly, the Internet access business was accounted for as a discontinued operation in the accompanying consolidated financial statements. A gain on the sale of approximately $1.2 million was realized by the Company.

Under terms of the Agreement, the Company agreed to fully satisfy outstanding amounts payable on certain equipment leases and other liabilities related to the acquired assets by January 18, 2000. Pursuant to the terms of the Agreement, RMI.NET is under no obligation to deliver 10 percent of the total shares which are to be held in escrow for 18 months following the transaction if the Company does not satisfy such outstanding liabilities in a timely manner. In addition, if RMI.NET must assume such equipment leases and other liabilities related to the acquired assets, then the Company is obligated to return an additional number of shares of RMI.NET common stock so that the total of such shares and the final disbursement shares and escrow shares withheld by RMI.NET as set forth above equals two times the total amount due on such liabilities. The Company has paid approximately $136,000 to partially satisfy the equipment leases and other liabilities and is currently negotiating for the settlement of approximately $392,000 of such liabilities.

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

The following represents the combined results of operations of the Company's discontinued operations:

                                          THREE MONTHS ENDED MARCH 31     SIX MONTHS ENDED MARCH 31
                                              2000           1999            2000            1999
                                              ----           ----            ----            ----
Revenues                                   $      --      $ 384,132       $ 240,988       $ 771,992
Cost of sales                                     --       (408,787)       (229,031)       (819,731)
General and administrative expense                --       (177,605)        (26,913)       (388,589)
Depreciation and amortization expense             --        (57,739)        (48,453)       (113,912)
Interest expense                                  --         (3,480)         (5,578)         (6,828)
                                           ---------      ---------       ---------       ---------
Net loss                                   $      --      $(263,479)      $ (68,987)      $(557,068)
                                           =========      =========       =========       =========

Costs and expenses, including interest, have been allocated to discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.


3. AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of RMI.Net, Inc. common shares and are carried at fair value with the unrealized gains and losses reported in shareholders' equity. Realized gains and losses are included in other income. Securities restricted for future sale for periods longer than one year have been classified as long-term.

4. INVENTORY

Inventory consisted of the following at:

                         MARCH 31,    SEPTEMBER 30,
                           2000          1999
                           ----          ----
Finished goods           $44,694      $ 3,005,096
Valuation allowance           --         (304,000)
                         -------      -----------
Total inventory          $44,694      $ 2,701,096
                         =======      ===========

The Company's inventory held for sale on September 30, 1999 was acquired through a preferred vendor relationship with Lucent Technologies Internet Working Systems (formally Ascend Communications, Inc.). Under the terms of the arrangement, the Company received favorable pricing terms and has the right to return inventory. In March 2000, the Company returned approximately $2,400,000 of product to Lucent Technologies. Estimated losses on disposal of the inventory and restocking charges of $304,000 which were recorded as a valuation allowance at September 30, 1999 have been reclassified to accrued expenses at March 31, 2000.

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at:

                                     MARCH 31,       SEPTEMBER 30,
                                       2000             1999
Costs incurred on uncompleted
contracts                          $ 6,102,169       $ 2,337,185
Estimated earnings                   1,226,752         1,107,910
                                   -----------       -----------
                                     7,328,921         3,445,095
Less billings to date               (6,578,683)       (2,794,408)
                                   -----------       -----------
                                   $   750,238       $   650,687
                                   ===========       ===========

Included in the accompanying balance sheet under the following captions:

                                                 MARCH 31,       SEPTEMBER 30,
                                                   2000              1999
                                                   ----              ----
Costs and estimated earnings in excess of
billings on uncompleted contracts              $ 1,045,222       $ 717,548
Billings in excess of costs and estimated
earnings on uncompleted contracts                 (294,984)        (66,861)
                                               -----------       ---------
                                               $   750,238       $ 650,687
                                               ===========       =========

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                         MARCH 31,       SEPTEMBER 30,
                                           2000             1999
                                           ----             ----
Furniture and fixtures                 $   139,696       $   148,328
Computers and other equipment              147,333           157,008
Construction equipment                   2,090,697         2,708,636
Software                                   230,150           168,183
Vehicles                                 1,225,717         1,046,432
Leasehold improvements                      62,514            59,092
                                       -----------       -----------
                                         3,896,107         4,287,679
Less accumulated depreciation and
amortization                              (909,310)         (614,963)
                                       -----------       -----------
                                       $ 2,986,797       $ 3,672,716
                                       ===========       ===========

7. INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                 MARCH 31,       SEPTEMBER 30,
                                   2000             1999
                                   ----             ----
Goodwill                       $ 6,933,986       $ 6,933,986
Trademarks                           2,800             2,021
Debt issuance costs                214,000           158,333
CLEC certification                 279,030           279,030
                               -----------       -----------
                                 7,429,816         7,373,370
Less amortization               (1,336,981)         (860,321)
                               -----------       -----------
                               $ 6,092,835       $ 6,513,049
                               ===========       ===========

8. NOTES PAYABLE AND LONG TERM DEBT

In October 1999, the Company issued detachable warrants to purchase 250,000 shares of its Common Stock at $1.00 per share and a promissory note in consideration for $250,000. The note bears interest at 15% annually and matured February 8, 2000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $47,500 which has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. In February 2000, the Company amended the note to (i) provide for an extension of the note to August 8, 2000 and (ii) include a conversion feature to Common Stock at an exercise price of $1.00 per share.

Effective as of October 22, 1999, the Company issued detachable warrants to purchase 500,000 shares of its Common Stock a $0.75 per share and a promissory note convertible into 500,000 shares of Common Stock in consideration for $500,000. The note bears interest at 12% annually and matures April 22, 2000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $195,000 that has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. On March 28, 2000, the Company entered into an agreement to repay the $500,000 note by transferring 63,052 shares of RMI. NET, Inc to the holder of the note. This transaction is reflected in the second quarter financial statements.

9. EMPLOYMENT AGREEMENT

Effective January 1, 2000, Mr. Alan P. Hald became the Chairman of the Company's Board of Directors. In consideration for his service to the Company as Chairman, Mr. Hald received a one-time bonus of $20,000 and receives $10,000 per month and warrants to purchase 70,000 shares of the Company's Common Stock with an Exercise Price of $1.00 per share for each of the first six months of Mr. Hald's service to the Company. In addition, Mr. Hald shall receive a transaction bonus if the Company closes a public or private offering or a sale or merger of the Company valued in excess of $10,000,000. The transaction bonus will include cash equal to one percent of the value of the transaction and warrants to purchase a number of shares of Common Stock equal to one percent of the value of the transaction divided by the warrant strike price of $1.00. Mr. Hald's agreement with the Company was amended in March, 2000 to extend the agreement for an additional six months and to provide for the issuance of warrants to purchase 70,000 shares of the Company's Common Stock with an exercise price of $1.00 per share for each of the first twelve months of Mr. Hald's service to the Company.

10. SEVERANCE AGREEMENT

On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern, the Company's then president and chief executive officer. Pursuant to the Severance Agreement, Mr. Northern's employment contract with the Company was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company and all of its affiliates and agreed not to compete with the Company for a period of one year. In consideration for executing the Severance Agreement, the Company agreed to immediately pay a one-time sum of $50,000 and a one-year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to retain certain Company property, already in his possession, valued at approximately $17,500 and to exchange 200,000 shares of the Company's Common Stock owned by Mr. Northern for 47,031 shares of RMI.NET, Inc. stock obtained by the Company from the sale of its Internet access business. On March 27, 2000, the Company entered into an agreement with Mr. Northern which amended the terms of the severance agreement to provide for the exchange of 184,000 shares of the Company's stock for 43,004 shares of RMI.NET. Inc Common Stock. The exchange transaction is reflected in the second quarter financial statements.

11.  LEASES

The Company is currently negotiating with certain third parties to fully satisfy certain outstanding equipment leases and other liabilities related to the assets acquired from the Company by RMI.NET in an approximate amount of $392,000. The Company may be subject to certain penalties under the terms of the agreement between RMI.NET and the Company if it does not fully satisfy such liabilities in a timely manner.

12.  SEGMENT INFORMATION

The Company operates its business under Internet services, communication equipment sales services, broadband communications engineering and construction services and convergence technology and telecommunications. Management evaluates the performance of the segments based upon revenues, gross margin, pre-tax income and long-lived assets. For the three- and six-months ended March 31, 2000 and 1999, this information has been provided by segment. The Company's sales are primarily in the western United States with no international sales.

                                                       THREE MONTHS ENDED MARCH 31         SIX MONTHS ENDED MARCH 31
                                                          2000             1999              2000              1999
                                                          ----             ----              ----              ----
Revenues from external customers:
  Internet services business                          $   279,039       $    53,407       $   522,097       $    90,944
  Communication equipment sales                           505,387           843,870           922,478         1,472,082
  Broadband communications engineering and
    construction Services                               3,234,182         1,192,689         6,894,760         2,865,614
                                                      -----------       -----------       -----------       -----------
                                                      $ 4,018,608       $ 2,089,966       $ 8,339,335       $ 4,428,640
                                                      ===========       ===========       ===========       ===========

Gross profit (loss):
  Internet services business                          $    89,052       $       382       $   122,171       $   (17,634)
  Communication equipment sales                            15,762           129,090            35,292           198,989
  Broadband communications engineering and
    construction Services                                  44,735           (48,358)          263,718           332,953
                                                      -----------       -----------       -----------       -----------
                                                      $   149,549       $    81,114       $   421,181       $   514,308
                                                      ===========       ===========       ===========       ===========

Depreciation and amortization expense:
  Internet services business                          $    21,541       $        --       $    42,837       $        --
  Communication equipment sales                            16,175            57,086            32,350           118,934
  Broadband communications engineering and
    construction Services                                 169,911           157,889           339,822           313,135
  Convergence technology and telecommunications             8,815                --             8,815                --
  Unallocated corporate                                    66,357            29,844           124,456            61,043
                                                      -----------       -----------       -----------       -----------
                                                      $   282,799       $   244,819       $   548,280       $   493,112
                                                      ===========       ===========       ===========       ===========

 Net loss from continuing operations:
   Internet services business                         $   (83,645)      $    (1,171)      $  (209,446)      $   (19,413)
   Communication equipment sales                          (38,668)          (84,637)         (124,331)         (246,337)
   Broadband communications engineering and
     construction Services                               (923,169)         (488,840)       (1,425,338)         (425,294)
   Convergence technology and telecommunications          (45,051)               --          (144,922)               --
   Unallocated corporate                                 (861,776)         (500,436)       (1,701,611)         (739,864)
                                                      -----------       -----------       -----------       -----------
                                                      $(1,952,309)      $(1,075,084)      $(3,605,648)      $(1,430,908)
                                                      ===========       ===========       ===========       ===========

13.  SUBSEQUENT EVENTS

The Company has entered into a Letter of Intent dated February 20, 2000 with Abcon Inc. ("Abcon") and a former owner of Abcon to sell Abcon, which includes certain assets and certain liabilities relating to the Company's drilling and boring operations. The parties are currently negotiating the specific terms of the transaction. As of May 11, 2000, definitive agreements have not been finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, an inability to obtain financing and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage of total revenues represented by specific expense and income items for continuing operations for the three-month and six-month periods ending March 31, 2000 and 1999. The prior period revenues and related items have been adjusted for the effects of reclassifying the revenues and associated costs of the Internet access operations and virtual telephone services that have now been recorded as discontinued operations in 2000 and 1999. See Footnote 2 to the "Condensed Consolidated Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

                                                THREE MONTH PERIOD         SIX MONTH PERIOD
                                                  ENDING MARCH 31           ENDING MARCH 31
                                                 2000         1999         2000         1999
                                                 ----         ----         ----         ----
REVENUES:
 Internet Services Business                         6.9%         2.5%         6.2%         2.1%
 Communication Equipment Sales                     12.6         40.4         11.1         33.2
 Broadband Communications Engineering and
   Construction Services                           80.5         57.1         82.7         64.7
                                               --------     --------     --------     --------

          TOTAL REVENUES                          100.0        100.0        100.0        100.0
                                               --------     --------     --------     --------

COSTS OF SALES:
 Internet Services Business                         4.7          2.5          4.8          2.5
 Communication Equipment Sales                     12.2         34.2         10.6         28.7
 Broadband Communications Engineering and
   Construction Services                           79.4         59.4         79.5         57.2
                                               --------     --------     --------     --------

          TOTAL COST OF SALES                      96.3         96.1         94.9         88.4
                                               --------     --------     --------     --------

GROSS PROFIT                                        3.7          3.9          5.1         11.6
OPERATING EXPENSES:
 General and Administrative                        34.1         36.2         34.8         29.5

 Depreciation and Amortization                      7.0         11.7          6.6         11.1
 Unusual loss                                         -          5.8            -          2.7
                                               --------     --------     --------     --------
          TOTAL OPERATING EXPENSES                 41.1         53.7         41.4         43.3
                                               --------     --------     --------     --------
          LOSS FROM OPERATIONS                    (37.4)       (49.8)       (36.3)       (31.7)
OTHER INCOME (LOSS), NET                          (11.1)        (1.6)        (7.0)        (0.6)
                                               --------     --------     --------     --------
NET LOSS FROM CONTINUING OPERATIONS               (48.5)       (51.4)       (43.3)       (32.3)

DISCONTINUED OPERATIONS:
 Loss from Operations                               1.8        (12.6)          --        (12.6)
 Gain on disposal                                    --           --         15.0           --
                                               --------     --------     --------     --------
LOSS BEFORE INCOME TAXES                          (46.7)       (64.0)       (28.3)       (44.9)
                                               --------     --------     --------     --------
          NET LOSS                                (46.7)%      (64.0)%      (28.3)%      (44.9)%
                                               ========     ========     ========     ========

    The Company's operating loss was $1,952,000 and $1,075,000 and its net loss was $1,880,000 and $1,339,000 for the three months ended March 31, 2000 and 1999, respectively.

    The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                  SIX MONTHS ENDED MARCH 31
                                                   2000              1999
                                                   ----              ----
Net Cash Provided by (Used in) Operating
   Activities                                  $     3,000       $(1,580,000)
Net Cash Provided by (Used) in Investing
   Activities                                       15,000          (407,000)
Net Cash Provided by Financing Activities           48,000         2,558,000
Ending Cash Balance                                227,000         1,142,000
Working Capital (Deficit)                       (2,875,000)          298,000

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

REVENUES

    Total revenues, excluding revenues attributable to discontinued operations, were $4,019,000 for the three months ended March 31, 2000, an increase of 92% from $2,090,000 for the three months ended March 31, 1999.

    Internet services business revenues increased $226,000, or 426%, from $53,000 in the three months ended March 31, 1999 to $279,000 in the three months ended March 31, 2000. This increase is primarily attributable to additional web service revenues resulting from the Company's acquisition of an advertising company and an e-commerce company in March and July 1999, respectively.

    Communications equipment sales and services revenues decreased $339,000, or 40%, from $844,000 in the three months ended March 31, 1999 to $505,000 in the three months ended March 31, 2000. The decrease in revenue resulted from the sale of the retail computer division, which was sold effective June 15, 1999, and the liquidation of inventory at cost to remove inventory on-hand. The Company anticipates that revenues from this division will continue to decline in the future because the Company anticipates winding down operations in this line of business. The Company anticipates that revenues from this division will be less than $200,000 for the balance of fiscal year 2000.

    The Company's broadband communications engineering and construction services revenues increased $2,041,000, or 171%, from $1,193,000 in the three months ended March 31, 1999 to $3,234,000 in the three months ended March 31, 2000. The Company believes that the increase in broadband communications engineering and construction services revenue is primarily attributable to the Company obtaining additional large contracts to provide underground construction services, establishing a new splicing division and the Company's expansion of its underground construction services into Arizona. The Company believes that revenues from this division are currently at the maximum level based on existing personnel, equipment and capital resources. The Company anticipates closing its splicing division and selling its drilling & boring division in the third quarter, accordingly future revenues are expected to decline.

COSTS OF REVENUES

    Cost of sales in the Internet services division includes the direct cost of labor for programmers, supplies and contract services. Cost of sales increased $137,000, or 258%, from $53,000 in the three months ended March 31, 1999 to $190,000 in the three months ended March 31, 2000. This increase is attributable to acquisitions of an advertising company and e-commerce company in March and July 1999, respectively, which resulted in increased revenues. Gross margins increased from 0.7% in the three months ended March 31, 1999 to 31.9% for the three months ended March 31, 2000. The increase in gross margin is due to billing rate and business volume increases.

    Cost of sales in the communication equipment sales division, which includes cost of parts and direct labor to assemble parts and provide service labor, decreased by $225,000, or 31%, from $715,000 in the three months ended March 31, 1999 to $490,000 in the three months ended March 31, 2000. This decrease is directly attributable to the sale of the Company's retail computer division effective June 15, 1999 and the liquidation of inventory in the Company's communications products division. Gross margins decreased from 15.3% in the three months ended March 31, 1999 to 3.1% in the three months ended March 31, 2000. This decrease is the result of liquidating on-hand inventory at cost in order to reduce inventory levels in anticipation of winding down operations in this line of business.

    Cost of sales for the Company's underground construction operations, which includes materials, direct labor costs and depreciation, was $3,189,000 during the three months ended March 31, 2000 compared to $1,156,000 for the three months ended March 31, 1999. The increase is attributable to additional large contracts to provide underground construction services and the Company's expansion of its underground construction services into Arizona. Gross margins have improved from a negative 4.0% for the three months ended March 31, 1999 to 1.4% for the three months ended March 31, 2000. The lower margins are the result of the Company focusing its resources on larger projects that typically yield lower margins. Additionally, two large projects exceeded cost estimates impacting gross margins for this period. This division will no longer focus on larger construction contracts and will concentrate on management and service contracts, which tend to have higher gross margins. See "Revenue Recognition Estimates."

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased $613,000, or 81%, from $758,000 in the three months ended March 31, 1999 to $1,371,000 in the three months ended March 31, 2000. Approximately $475,000 of this increase is directly related to business growth, acquisitions and new business, $150,000 for Internet services, $289,000 for broadband communications engineering and construction services, $36,000 for convergence technology and telecommunications, while communication equipment sales administrative expenses decreased $114,000. Other corporate expenses, which increased $253,000, are generally due to increased growth, including, additional professional fees of $109,000, increases in management personnel of $67,000, and increased facilities expenses of $77,000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased from $245,000 in the three months ended March 31, 1999 to $283,000 in the three months ended March 31, 2000. This increase is attributable to acquisitions made by the Company.

INTEREST EXPENSE

    Interest expense increased from $48,000 in the three months ended March 31, 1999 to $265,000 in the three months ended March 31, 2000. Interest expense increased $62,000 due to increased debt for equipment and working capital in the broadband communications engineering and construction division and $125,000 associated with accretion of debt discount from working capital loans obtained by the Company.

DISCONTINUED OPERATIONS

    During the period ended March 31, 2000, the Company recognized a one-time gain of $73,000 related to operations of its discontinued Internet access business. This operation was identified and accounted for as a discontinued operation for the year ended September 30, 1999.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

    Total revenues, excluding revenues attributable to discontinued operations, were $8,339,000 for the six months ended March 31, 2000, an increase of 88% from $4,429,000 for the six months ended March 31, 1999.

    Internet services business revenues increased $431,000, or 474%, from $91,000 in the six months ended March 31, 1999 to $522,000 in the six months ended March 31, 2000. This increase is primarily attributable to additional web service revenues resulting from the Company's acquisition of an advertising company and an e-commerce company in March and July 1999, respectively.

    Communications equipment sales and services revenues decreased $550,000, or 37%, from $1,472,000 in the six months ended March 31, 1999 to $922,000 in the six months ended March 31, 2000. The decrease in revenue resulted from the sale of the retail computer division, which was sold effective June 15, 1999 and liquidation of inventory at cost in order to reduce the scope of this operation. The Company anticipates that revenues from this division will continue to decline in the future because the Company anticipates winding down operations in this line of business. The Company anticipates that revenues from this division will be less than $200,000 for the balance of fiscal year 2000.

    The Company's broadband communications engineering and construction services revenues increased $4,029,000, or 141%, from $2,866,000 in the six months ended March 31, 1999 to $6,895,000 in the six months ended March 31, 2000. The Company believes that the increase in broadband communications engineering and construction services revenue is primarily attributable to the Company obtaining additional large contracts to provide underground construction services and the Company's expansion of its underground construction services into Arizona. The Company believes that revenues from this division are currently at the maximum level based on existing personnel, equipment and capital resources. The Company anticipates closing its splicing division and selling its drilling & boring division in the third quarter, accordingly future revenues are expected to decline.

COSTS OF REVENUES

    Cost of sales in the Internet services division includes the direct cost of labor for programmers, supplies and contract services. Cost of sales increased $291,000, or 267%, from $109,000 in the six months ended March 31, 1999 to $400,000 in the six months ended March 31, 2000. This increase is attributable to acquisitions of an advertising company and e-commerce company in March and July 1999, respectively, which resulted in increased revenues. Gross margins increased from negative 19.4% in the six months ended March 31, 1999 to 23.4% for the six months ended March 31, 2000. The increase in gross margin is due to billing rate and business volume increases.

    Cost of sales in the communication equipment sales division, which includes cost of parts and direct labor to assemble parts and provide service labor, decreased by $385,000, or 30%, from $1,273,000 in the six months ended March 31, 1999 to $887,000 in the six months ended March 31, 2000. This decrease is directly attributable to the sale of the Company's retail computer division effective June 15, 1999 and the liquidation of inventory in the Company's communication equipment division. Gross margins decreased from 13.5% in the six months ended March 31, 1999 to 3.8% in the six months ended March 31, 2000. This decrease is the result of liquidation of inventory on-hand at cost in order to reduce inventory levels in anticipation of winding down operations in this line of business.

    Cost of sales for the Company's underground construction operations, which includes materials, direct labor costs and depreciation, was $6,631,000 during the six months ended March 31, 2000 compared to $2,533,000 for the six months ended March 31, 1999. The increase is attributable to additional revenues being earned by this division. Gross margins have declined from 11.6% for the six months ended March 31, 1999 to 3.8% for the six months ended March 31, 2000. The lower margins are the result of the Company focusing its resources on larger projects that typically yield lower margins. Additionally two large projects exceeded cost estimates impacting gross margins for this period. This division will no longer focus on large construction contracts and will concentrate on management and service contracts, which tend to have higher gross margins. See "Revenue Recognition Estimates."

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased $1,590,000, or 122%, from $1,307,000 in the six months ended March 31, 1999 to $2,897,000 in the six months ended March 31, 2000. Approximately $973,000 of this increase is directly related to business growth, acquisitions and new business, $287,000 for Internet services, $550,000 for broadband communications engineering and construction services, $136,000 for convergence technology and telecommunications, while communication equipment sales administrative expenses decreased $194,000. Other corporate expenses, which increased $811,000, are generally due to increased growth, including, additional professional fees of $353,000, increases in management personnel of $189,000, and increased facilities expenses of $88,000. Non-recurring, executive severance expense of $181,000 was also incurred in the six months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased from $493,000 in the six months ended March 31, 1999 to $548,000 in the six months ended March 31, 2000. This increase is attributable to acquisitions made by the Company.

INTEREST EXPENSE

    Interest expense increased from $78,000 in the six months ended March 31, 1999 to $505,000 in the six months ended March 31, 2000. Interest expense increased $152,000 due to increased debt for equipment and working capital in the broadband communications engineering and construction division and $220,000 associated with accretion of debt discount from working capital loans obtained by the Company during the six months ended March 31, 2000.

DISCONTINUED OPERATIONS

    During the six month period ended March 31, 2000, the Company recognized a one-time gain of $1,319,000 related to disposal of its Internet access business. This operation was identified and accounted for as a discontinued operation for the year ended September 30,1999. In addition, the company recognized a gain of approximately $118,000 during the six months ended March 31, 2000, on the sale of the RMI.NET stock received in the sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had net cash provided from operating activities of $3,000 for the six months ended March 31, 2000 compared to $1,580,000 net cash used for operating activities for the six months ended March 31, 1999. Net cash used in operating activities was less during the six months ended March 31, 2000 primarily due to proceeds received from the sale of the Company's Internet access operations. The Company's investment activities provided $15,000 and required $407,000, during 2000 and 1999, respectively. The primary reason for the change in cash used from investing activities in 2000 was a change in proceeds from the sale of equipment of $391,000, a decrease in purchase of equipment of $304,000 and a decrease in cash provided from discontinued operations of $170,000. Financing activities provided $48,000 in 2000 and $2,558,000 in 1999. All of the cash proceeds from financing activities in 2000 and 1999, except for $1,969,000 in 1999 from the issuance of common stock, were attributable to net debt proceeds.

    The Company has commitments for equipment and expenses related to its convergence technology and telecommunications operations of approximately $250,000 to engineer, install and test equipment. The Company has a further commitment for approximately $750,000 of equipment that is expected to be obtained by the Company under operating leases. The Company believes that expenditures not covered by operating leases will be obtained from the proceeds of certain equity or debt financings. The Company believes that cash on hand at March 31, 2000 is not sufficient to meet the Company's working capital demands for the next six months and accordingly the Company plans on obtaining cash and working capital by obtaining loans and leases, some of which has been obtained and others which are anticipated to be obtained, all as described below. The Company also plans to continue to expand its NeighborComm and Telecommunications business operations in fiscal 2000, which will require more resources than are currently available to the Company. In the event the Company is unable to obtain additional financing, the Company will not be able to fully undertake its business expansion and will attempt to reduce costs and possibly liquidate assets to permit existing sources of capital to finance the operations of the Company until such time as additional sources of financing become available.

    The Company has an existing line of credit with a bank that was in place prior to the Company's acquisition of OPEC CORP. in July 1998. The amount available under this line of credit is $480,000, which has been fully drawn by the Company as of March 31, 2000. This line of credit was extended until September 15, 2000.

    The Company is required to repay certain capital lease obligations prior to their regularly scheduled maturity dates as part of its sale of the Company's Internet access business to RMI.NET. The balances subject to such accelerated repayment amounted to approximately $392,000 at March 31, 2000. The Company is actively seeking additional financial resources to repay these amounts.

    The Company's business plan includes pursuing additional debt and equity financing with financial institutions or strategic partners. In October 1999, the Company obtained a bridge loan in the amount of $250,000. Such loan bears interest at a rate of 15% per annum and the principal and interest due thereunder was payable February 8, 2000. The Company has extended the due date of this loan to August 8, 2000. The Company also obtained a bridge loan in December 1999 in the amount of $50,000. Such loan bears interest at a rate of 12% per annum and the principal and interest are due and payable on June 28, 2000. The note is convertible into shares of the Company's Common Stock at $1.00 per share at the option of the holder. The Company anticipates obtaining further loans or private placement equity financing in the aggregate amount of $1,000,000 to $3,000,000 during the third quarter of fiscal year 2000. There is no assurance that the Company will receive all or any additional portion of the funding it is seeking in a timely manner or on terms that are favorable to the Company.

    The Company has sold the registered shares of RMI.NET, Inc. common stock received in consideration of substantially all of the Company's assets relating to its Internet access business. As of January 31, 2000, the Company had sold all of the 176,000 shares of RMI.NET common stock that were immediately transferable, which provided the Company with approximately $1,500,000, which has been used for working capital. An additional 28,000 shares of RMI.NET stock may be sold by the Company after May 19, 2000. It is anticipated that these shares will be sold immediately to provide additional working capital. The Company also has a stock purchase agreement with Blackwater Capital Partners, L.P., which expires July 2000. Under the terms of this agreement, Blackwater had agreed to purchase shares of the Company's Common Stock in sufficient amounts to provide funding to the Company in four equal traunches of $2,500,000, as requested by the Board of Directors of the Company. Alternatively, Blackwater had the right to provide funding for the remaining $7,000,000 through a public offering of the Company's Common Stock. The Company is negotiating to restructure the terms of this agreement and does not anticipate that Blackwater will provide additional funding beyond the approximately $3,000,000 that was received prior to March 31, 2000.

     The Company anticipated receiving additional loans or equity financing during the second quarter and had negotiated a bridge loan prior to the recent stock market decline. However, the Company was unable to complete a financing during the second quarter and now believes that obtaining additional capital equity or debt financing on terms favorable to the Company, if at all, will be much more difficult if current stock market and business conditions persist.

     Although the Company has obtained additional funds from the sale of substantially all of the assets of its internet access business and certain bridge and working capital loans, the Company is still dependent upon additional capital resources to enable it to carry out its business plan and obtain profitability. This lack of profitable operations and the need for additional capital have resulted in the report of the independent auditors for the years ended September 30, 1999 and 1998, containing an uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

    In October 1999, the Company issued a warrant to purchase 250,000 shares of Common Stock at a price of $1.00 per share and a promissory note in consideration for $250,000. The promissory note bears interest at a rate of 15% per annum and the principle and interest due thereunder were payable February 8, 2000. The Company has negotiated an extension on this promissory note until August 8, 2000 by making the note, at the option of the holder, convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transaction not involving a public distribution.

    During three-month period ending March 31, 2000, the Company cancelled 109,377 shares of non-vested Common Stock issue to employees in previous quarters. The stock cancellations were the result of employee terminations or resignations.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.       OTHER INFORMATION

    None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT

         10.34 15% Convertible Promissory Note payable to the order of Richard B. McCulloch dated February 9, 2000, as amended and restated.

         10.35          First Amendment to Employment Agreement of Alan P. Hald


            27          Financial Data Schedule


    (b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUTUREONE, INC.

Date:  May 10, 2000                     By: /s/ Earl J. Cook
                                            -------------------------------
                                            Earl J. Cook
                                            Chief Executive Officer

Date:  May 10, 2000                     By: /s/ Ralph R. Zanck
                                            --------------------------------
                                            Ralph R. Zanck
                                            Vice President Finance

                                  Exhibit Index

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT



         10.34 15% Convertible Promissory Note payable to the order of Richard B. McCulloch dated February 9, 2000, as amended and restated

         10.35          First Amendment to Employment Agreement of Alan P. Hald


            27          Financial Data Schedule