Form 10QSB
period 2000-06-30
FUTUREONE INC /NV/
filed 2000-08-14
CIK 1059838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                        Commission File Number 000-22715

                                 FUTUREONE, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                           84-1383677
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


   4250 E. Camelback Rd., Suite K-124
            Phoenix, Arizona                                     85018-2751
(Address of Principal Executive Offices)                         (Zip Code)

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

                                 Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of June 30, 2000, there were 13,147,151 shares of Common Stock, $.001 par value per share, outstanding.

                                 FUTUREONE, INC.

                                      INDEX
                                                                            PAGE
                                                                            ----
Part I: Financial Information ...............................................  3

Item 1. Financial Statements (unaudited) ....................................  3

    Condensed consolidated balance sheets -
    June 30, 2000 and September 30, 1999 ....................................  3

    Condensed consolidated statements of operations -
    Three months ended June 30, 2000 and 1999 ...............................  4

    Condensed consolidated statements of operations -
    Nine months ended June 30, 2000 and 1999 ................................  4

    Condensed consolidated statements of cash flows -
    Nine months ended June 30, 2000 and 1999 ................................  5

    Notes to condensed consolidated financial statements -
    June 30, 2000 ...........................................................  6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................... 12

Part II: Other Information .................................................. 17

Item 1. Legal Proceedings ................................................... 17

Item 2. Changes in Securities and Use of Proceeds ........................... 17

Item 3. Defaults Upon Senior Securities ..................................... 19

Item 4. Submission of Matters to a Vote of Security Holders ................. 19

Item 5. Other Information ................................................... 19

Item 6. Exhibits and Reports on Form 8-K. ................................... 19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FUTUREONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,       SEPTEMBER 30,
                                                      2000             1999
                                                  ------------     ------------
                                                   (UNAUDITED)       (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents                       $    472,183     $    155,529
  Available for sale securities                         97,438               --
   Trade accounts receivable,  net of allowance
     for doubtful accounts of approximately
     $114,000 and $140,000 at June 30, 2000 and
     September 30, 1999, respectively                2,685,934        2,567,893
   Cost and estimated  earnings in excess of
     billings on  uncompleted contracts                670,378          717,548
   Prepaid expenses and other assets                   492,498          132,559
                                                  ------------     ------------

Total current assets                                 4,418,431        3,573,529

Property and equipment, net                          2,606,467        3,670,868
Notes receivable                                        38,866           62,906
Intangible assets, net                               5,593,836        6,256,679
Other assets                                             8,628               --
Net long-term assets of discontinued
  operations                                             1,802        1,157,197
                                                  ------------     ------------
                                                  $ 12,668,030     $ 14,721,179
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Credit lines payable                            $    480,000     $    480,000
  Notes payable to stockholders                        166,450          171,450
  Trade accounts payable                             3,179,067        2,401,163
  Accrued expenses                                     319,471          368,536
  Taxes payable                                        283,262          282,462
  Billings in excess of cost and estimated
   earnings on uncompleted contract                    178,364           66,861
  Current portion of long term debt and
    capital leases                                   1,540,831        1,429,799
  Other liabilities                                    240,181           25,870
  Net current liabilities of discontinued
    operations                                         763,694          331,373
                                                  ------------     ------------
Total current liabilities                            7,151,320        5,557,514

Notes payable, less current portion                  1,993,029        2,603,848
Capital lease payable, less current portion             76,826           67,786

Stockholders' equity:
Common stock, $.001 par value, 50,000,000
  shares authorized and 13,147,151 and
  12,891,028 shares issued at June 30, 2000
  and September 30, 1999, Respectively                  13,148           12,891
Preferred stock, $.001 par value, 10,000,000
  shares authorized and none outstanding
Additional paid-in capital                          14,211,854       14,050,433
Unearned Compensation                                 (109,838)        (481,187)
Treasury stock, 292,850 and 108,850 shares
  at June 30, 2000 and September 30, 1999,
  respectively                                        (434,573)        (250,573)
Other comprehensive loss                              (128,310)              --
Accumulated deficit                                (10,105,426)      (6,839,533)
                                                  ------------     ------------
Total stockholders' equity                           3,446,855        6,492,031
                                                  ------------     ------------
                                                  $ 12,668,030     $ 14,721,179
                                                  ============     ============

            See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30         NINE MONTHS ENDED JUNE 30
                                          -----------------------------     -----------------------------
                                              2000             1999             2000             1999
                                          ------------     ------------     ------------     ------------
Revenues:
  Internet services business              $    195,823     $     58,856     $    717,920     $    149,800
  Broadband communications engineering
    and construction services                3,139,694        2,341,979       10,034,454        5,207,593
                                          ------------     ------------     ------------     ------------
Total Revenues                               3,335,517        2,400,835       10,752,374        5,357,393

Costs of sales:
  Internet services business                   113,403           56,013          513,329          164,591
  Broadband communications engineering
    and construction services                2,636,847        2,030,272        9,267,889        4,562,933
                                          ------------     ------------     ------------     ------------
Total costs of sales                         2,750,250        2,086,285        9,781,218        4,727,524
                                          ------------     ------------     ------------     ------------
Gross profit                                   585,267          314,550          971,156          629,869
Operating expenses:
  General and administrative                 1,040,155          902,485        3,811,606        1,887,355
  Depreciation and amortization                217,312          256,947          733,242          631,125
                                          ------------     ------------     ------------     ------------
Loss from operations                          (672,200)        (844,882)      (3,573,692)      (1,888,611)
Other income (expense):
  Interest expense                            (111,772)         (80,177)        (617,192)        (141,647)
  Interest income                                  814               --            4,676               --
  Gain (loss) on sale of stock                (113,121)              --            5,100           27,897
  Gain (loss) on sale of property and
    equipment                                  129,547               --          (62,659)              --
  Other                                        (71,624)          10,065          (77,636)          22,970
                                          ------------     ------------     ------------     ------------
Net loss from continuing operations           (838,356)        (914,994)      (4,321,403)      (1,979,391)
Discontinued operations:
  Gain (loss) from operations                  173,592         (757,829)         (17,996)      (1,681,409)
  Gain (loss) on disposal                     (245,081)              --        1,073,506               --
                                          ------------     ------------     ------------     ------------
Net loss                                  $   (909,845)    $ (1,672,823)    $ (3,265,893)    $ (3,660,800)
                                          ============     ============     ============     ============
Basic and diluted net loss per
 common share:
  Loss from continuing operations         $       (.06)    $      (0.07)    $      (0.33)    $      (0.17)
  Gain/(Loss) from discontinued
    operations                                    (.01)           (0.06)             .08            (0.14)
                                          ------------     ------------     ------------     ------------
 Net loss per common share                $       (.07)    $      (0.13)    $      (0.25)    $      (0.31)
                                          ============     ============     ============     ============
Basic and diluted weighted average
 shares:                                    12,909,294       12,347,052       12,909,264       11,792,561
                                          ============     ============     ============     ============

            See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  NINE MONTHS ENDED JUNE 30
                                                                -----------------------------
                                                                    2000              1999
                                                                -----------       -----------
OPERATING ACTIVITIES
Net loss                                                        $(3,265,893)      $(3,660,800)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                    1,145,733           833,921
 Provision for doubtful accounts (credit)                           (30,000)               --
 Amortization of unearned compensation                              155,865                --
 Accretion of debt discount                                         245,667                --
 Stock compensation                                                  92,495                --
 Realized and unrealized (gain) loss on investments                  (5,100)          (27,897)
 Loss (Gain) on disposal of discontinued operations              (1,055,510)        1,681,409
 Gain on Abcon sale                                                 (91,158)               --
 Loss on Priority Systems                                                --           120,175
 Loss on GlobalKey goodwill writeoff                                     --           516,676
 Loss on sale of assets                                              62,659                --
Changes in operating assets and liabilities:
 Available for sale securities                                    1,699,690           167,518
 Trade accounts receivable                                          (88,041)          273,292
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                                 47,170           (28,179)
 Inventory
 Prepaid expenses and other assets                                  (96,610)         (270,492)
 Trade accounts payable                                             777,904           438,898
 Accrued expenses                                                   (49,065)          125,426
 Accrued bonus                                                           --          (500,000)
 Accrual for loss contract                                               --          (100,000)
 Taxes payable                                                          800           (41,967)
 Billings in excess of cost and estimated
  earnings on uncompleted contracts                                 111,503            93,443
 Other liabilities                                                  214,311           (99,647)
                                                                -----------       -----------

Net cash used in operating activities                              (127,580)         (478,224)

INVESTING ACTIVITIES
 Purchases of property and equipment                               (828,894)       (1,607,424)
 Proceeds from sale of property and equipment                       603,670            64,458
 Acquisitions of businesses, net of cash received                        --            25,402
 Purchase of trademark                                                 (779)           (1,022)
 Change in other assets                                              15,412            80,864
                                                                -----------       -----------
 Net cash used in continuing operations                            (210,591)       (1,437,722)
 Net cash provided by (used in) discontinued operations
  activities                                                        902,782        (1,921,272)
                                                                -----------       -----------
Net cash provided by (used in) investing activities                 692,191        (3,358,994)

FINANCING ACTIVITIES
 Net proceeds under credit lines                                         --           280,000
 Principal payments under capital lease obligations                (119,457)               --
 Proceeds from issuance of common stock                                  --         1,999,250
 Debt issuance costs                                                (15,000)               --
 Proceeds notes payable officers                                         --           164,000
 Principle payments of notes payable                               (302,633)         (222,460)
 Proceeds from notes payable                                        189,133         1,322,837
                                                                -----------       -----------
Net cash provided by (used in) financing activities                (247,957)        3,543,627
                                                                -----------       -----------
 Increase (decrease) in cash and cash equivalents                   316,654          (293,591)
 Cash and cash equivalents at beginning of period                   155,529           543,332
                                                                -----------       -----------
 Cash and cash equivalents at end of period                     $   472,183       $   249,741
                                                                ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Assets acquired under capital lease obligation                 $        --       $    23,957
                                                                ===========       ===========
 Exchange of available for sale securities for
  common stock                                                  $   184,000       $        --
                                                                ===========       ===========
 Retirement of debt with available for sale
  securities                                                    $   500,000       $        --
                                                                ===========       ===========
 Available for sale securities received for assets
  of discontinued operations                                    $ 2,604,000       $        --
                                                                ===========       ===========

            See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

2. DISCONTINUED OPERATIONS

Communications Equipment Sales Business

On May 23, 2000 the Company announced that it had eliminated its communications equipment sales business segment. The Company will no longer be a stocking distributor of communication products. Accordingly, the communications equipment sales business was accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a loss on the discontinuance of approximately $245,000.

Networld.com Inc. - Internet access business

On November 19, 1999, the Company sold its Internet access business, including all of its personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to RMI.NET, Inc. ("RMI.NET") for RMI.NET common stock valued at approximately $2.75 million on the closing date of the transaction. Under terms of the asset purchase agreement (the "Agreement"), 50 percent of the stock was immediately available for sale, 20 percent will be available for sale six months after the transaction, 20 percent will be available for sale one year after the transaction and 10 percent will be held in escrow for 18 months after the transaction to cover any adverse claim that may be made against the acquired assets. The Company sold approximately 50 percent of the RMI.NET common stock for approximately $1.5 million. Additionally, 63,052, shares of RMI.NET common stock have been exchanged for full satisfaction of a $500,000 convertible note and 43,004 shares have been exchanged for 184,000 shares of the Company's Common Stock under the severance agreement described in
Note 9 regarding Kendall Q. Northern.

Accordingly, the Internet access business was accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company realized a gain on the sale of approximately $1.2 million.

Under terms of the Agreement, the Company agreed to fully satisfy outstanding amounts due on certain equipment leases and other liabilities related to the acquired assets by January 18, 2000. To date, the Company has not fully satisfied the outstanding amounts due on these equipment leases and currently payments are significantly past due. One of the third party lessors has made a written demand for payment to bring the leases current.

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

One or more of the equipment lease agreements were also personally guaranteed by its current President and CEO Earl Cook and former President and CEO Kendall Northern. In June, 2000, management of the Company initially became aware that claims may be made against the personal guarantees of Mr. Cook and Mr. Northern. Should any one or more of these third parties bring any claim against either one or both Mr. Cook or Mr. Northern as a result of their respective guarantees, the Company may have indemnification and/or hold harmless obligations relative to any such claim or liability and an obligation to advance expenses, including attorneys fees, to each individual in accordance with the terms of Nevada law, the Company's By-Laws, the employment agreement with Mr. Cook and/or the severance agreement with Mr. Northern. The Company is currently negotiating a modification of the payment terms with these third parties and to the Company's knowledge, no claim has been brought against the Company or either guarantor relating to any of the equipment lease agreements.

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


The following represents the combined results of operations of the Company's discontinued operations:

                                    THREE MONTHS ENDED JUNE 30     NINE MONTHS ENDED JUNE 30
                                    --------------------------    ---------------------------
                                        2000          1999           2000            1999
                                      ---------     ---------     -----------     -----------
Revenues                              $ 132,580     $ 817,031     $ 1,295,971     $ 3,061,105
Cost of sales                          (112,795)     (806,634)     (1,228,937)     (2,899,458)
General and administrative expense      (11,151)     (310,693)       (163,567)     (1,020,984)
Depreciation and amortization
  expense                               (10,815)     (113,521)        (91,618)       (346,367)
Interest expense                             --        (3,353)         (5,618)        (14,992)
Other                                   175,773      (340,659)        175,773        (460,713)
                                      ---------     ---------     -----------     -----------
Net gain (loss)                       $ 173,592     $(757,829)    $   (17,996)    $(1,681,409)
                                      =========     =========     ===========     ===========

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

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at:

                                                JUNE 30,           SEPTEMBER 30,
                                                  2000                 1999
                                               -----------          -----------
Costs incurred on
  uncompleted contracts                        $ 4,883,156          $ 2,337,185
Estimated earnings                                 726,207            1,107,910
                                               -----------          -----------
                                                 5,609,363            3,445,095
Less billings to date                           (5,117,349)          (2,794,408)
                                               -----------          -----------
                                               $   492,014          $   650,687
                                               ===========          ===========

Included in the accompanying balance sheet under the following captions:

                                                     JUNE 30,      SEPTEMBER 30,
                                                       2000              1999
                                                     ---------        ---------
Costs and estimated earnings in
  excess of Billings on uncompleted
  contracts                                          $ 670,378        $ 717,548
Billings in excess of costs and
  estimated Earnings on uncompleted
  contracts                                           (178,364)         (66,861)
                                                     ---------        ---------
                                                     $ 492,014        $ 650,687
                                                     =========        =========

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                  JUNE 30,         SEPTEMBER 30,
                                                    2000               1999
                                                 -----------        -----------
Furniture and fixtures                           $   135,685        $   147,612
Computers and other equipment                        175,345            157,008
Construction equipment                             1,890,448          2,708,636
Software                                             168,185            167,022
Vehicles                                           1,014,393          1,046,432
Leasehold improvements                                62,514             59,092
                                                 -----------        -----------
                                                   3,446,570          4,285,802
Less accumulated depreciation and
  amortization                                      (840,103)          (614,934)
                                                 -----------        -----------
                                                 $ 2,606,467        $ 3,670,868
                                                 ===========        ===========

6. INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                                JUNE 30,           SEPTEMBER 30,
                                                 2000                   1999
                                              -----------           -----------
Goodwill                                      $ 6,512,384           $ 6,613,524
Trademarks                                          2,436                 1,023
Debt issuance costs                               213,165               158,333
CLEC certification                                279,030               279,030
                                              -----------           -----------
                                                7,007,015             7,051,910
Less amortization                              (1,413,179)             (795,231)
                                              -----------           -----------
                                              $ 5,593,836           $ 6,256,679
                                              ===========           ===========

7. NOTES PAYABLE AND LONG TERM DEBT

In October 1999,  the Company  issued  detachable  warrants to purchase  250,000 shares of its Common Stock at $1.00 per share and a promissory note in consideration for $250,000. The note bears interest at 15% annually and matured February 8, 2000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $47,500 which has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. In February 2000, the Company amended the note to (i) provide for an extension of the note to August 8, 2000 and (ii) include a conversion feature to Common Stock at an exercise price of $1.00 per share. The Company did not pay this promissory note by the stated maturity date nor has it received from the holder any notice of conversion to Common Stock. However, the Company is in the process of negotiating the terms of an extension.

Effective as of December 28, 1999, the Company issued detachable warrants to purchase 16,667 shares of its Common Stock at $1.00 per share and a promissory note convertible into 50,000 shares of Common Stock in consideration for $50,000. The note bears interest at 12% and matured on June 28, 2000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $3,167 which has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. The Company did not pay this promissory note by the stated maturity date nor has it received from the holder any notice of conversion to Common Stock. However, the Company is in the process of negotiating the terms of an extension.

Effective May 30, 2000 the Company entered into a promissory note in the principal amount of $64,800 in conjunction with the execution of a Settlement and Mutual Release Agreement of the same date. The note bears interest at 8% annually and is secured by a portion of the accounts receivable and contract rights of the Company's division, Rocket Science Creative. Installments of interest and principal are payable at $5,000 per month commencing on July 1, 2000 until the note is fully paid. The Company has not made an installment payment under this note. However to date, the Company has received no demand or notice from the noteholder concerning any installment payment presently due on the note, but is currently negotiating the terms of an extention or note modification.

Effective June 1, 2000, in association with the Employment Separation Agreement (see Note 9) with Alan P. Hald, the former Chairman of the Board for the Company, the Company entered into a convertible promissory note in the principal amount of $70,000, with the note principal and accrued interest convertible into shares of Common Stock. The note bears interest at 14% and matures on the earlier of September 1, 2000, or five days after the date the Company closes one or more public offerings, private placement of debt and/or equity, sale and/or merger of the Company in the aggregate amount of not less than $1,500,000. The offering of the convertible promissory note was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as a private transaction not involving a public distribution.

8. EMPLOYMENT AGREEMENTS

The Company and Mr. John Stephen Kelly entered into an Employment Agreement for Mr. Kelly to serve as Vice President & General Counsel, effective as of April 24, 2000. The agreement sets forth the basic terms of employment, including salary, management bonus and employment duties. As additional compensation, Mr. Kelly is to receive an incentive stock option for 30,000 shares of common stock of the Company at $1.00 per share. The options vest equally over three years.

The agreement also provides that if there is a substantial change in ownership or management control of the Company and Mr. Kelly is thereafter terminated without cause within 180 days of such change in ownership or management control, Mr. Kelly shall be paid the following, in addition to his normal compensation and the benefits due up to the actual date of termination: (i) an additional severance amount equal to six months salary; and (ii) a management bonus related to an equity or debt funding in a defined minimum funding amount received by the Company within 12 months of termination; and (iii) all stock options granted to date and in the future shall be considered immediately earned, vested and not subject to cancellation under any termination of employment clauses in the stock option agreements.

Mr. Ralph Zanck recently became a reporting person for purposes of Section 16 of the Exchange Act of 1934. The Company and Mr. Zanck originally entered into an Employment Agreement and a first amendment for Mr. Zanck to serve as Vice President of Finance, effective as of December 6, 1999. The agreement sets forth the basic terms of employment, including salary, management bonus and employment duties. As additional compensation, Mr. Zanck is to receive an incentive stock option for 30,000 shares of common stock of the Company at $1.00 per share. The options vest equally over three years.

The agreement also provides that if there is a substantial change in ownership or management control of the Company and Mr. Zanck is thereafter terminated without cause within 180 days of such change in ownership or management control, Mr. Zanck shall be paid the following, in addition to his normal compensation and the benefits due up to the actual date of termination: (i) an additional severance amount equal to six months salary; and (ii) a management and prorated performance bonus related to certain funding received by the Company within twelve 12 months of termination; and (iii) all stock options granted to date and in the future shall be considered immediately earned, vested and not subject to cancellation under any termination of employment clauses in the stock option agreements.

9. SEVERANCE AGREEMENTS

Alan P. Hald, Chairman of the Board of Directors of the Company, resigned as an employee and member of the Board of Directors of the Company. The resignation was pursuant to the terms of an Employment Separation Agreement by and between the Company and Mr. Hald effective as of June 1, 2000. The Separation Agreement provides for: (a) the payment of any base salary that has accrued but has not been paid as of the date of separation pursuant to the terms of the Employment Agreement between the Company and Alan P. Mr. Hald dated as of January 1, 2000, as amended (the "Employment Agreement"); (b) the lump sum payment of $70,000 representing Mr. Hald's base salary through the end of term of the Employment Agreement to be made in accordance with the terms of a Convertible Promissory Note (see Note 7 above); (c) accrued benefits required to be provided by the terms of any Company sponsored benefit plans or programs; (d) warrants to purchase 490,000 shares of common stock of the Company which equal the amount Mr. Hald would have received through the full term of the Employment Agreement; and (e) payment of a transaction bonus in the cash amount of 1% of the Transaction ("Cash Amount") and an amount of warrants, equal to the Cash Amount divided by the strike price of $1.00 per share of the warrant upon the occurrence of certain events, including, without limitation the closing of a public offering, private placement, sale or merger of the Company in an aggregate amount valued at least $10,000,000 before January 1, 2001.

On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern, the Company's then president and chief executive officer. Pursuant to the Severance Agreement, Mr. Northern's employment contract with the Company was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company and all of its affiliates and agreed not to compete with the Company for a period of one year. In consideration for executing the Severance Agreement, the Company agreed to immediately pay a one-time sum of $50,000 and a one-year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to retain certain Company property, already in his possession, valued at approximately $17,500 and to exchange 200,000 shares of the Company's Common Stock owned by Mr. Northern for 47,031 shares of RMI.NET, Inc. stock obtained by the Company from the sale of its Internet access business. On March 27, 2000, the Company entered into an agreement with Mr. Northern which amended the terms of the severance agreement to provide for the exchange of 184,000 shares of the Company's stock for 43,004 shares of RMI.NET. Inc Common Stock. The exchange transaction was reflected in the second quarter financial statements and was executed on or about May 5, 2000. In order to meet other financial obligations, the Company temporarily suspended making the monthly severance payments to Mr. Northern effective June, 2000.

10. LEASES

The Company is currently negotiating with certain third parties to fully satisfy certain outstanding equipment leases and other liabilities related to the assets acquired from the Company by RMI.NET in an approximate amount of $392,000. The Company may be subject to certain penalties under the terms of the agreement between RMI.NET and the Company if it does not fully satisfy such liabilities in a timely manner. To date, the Company has not fully satisfied the outstanding amounts due on these equipment leases and the third parties have made a written demand for payment.

One or more of the equipment lease agreements were also personally guaranteed by its current President and CEO Earl Cook and former President and CEO Kendall Northern. Should any one or more of these third parties bring any claim against either one or both Mr. Cook or Mr. Northern as a result of their respective guarantees, the Company may have indemnification and/or hold harmless obligations relative to any such claim or liability and an obligation to advance expenses, including attorneys fees, to each individual in accordance with the terms of Nevada law, the Company's By-Laws, the employment agreement with Mr. Cook and/or the severance agreement with Mr. Northern. The Company is currently negotiating a modification of the payment terms with these third parties and to the Company's knowledge, no claim has been brought against the Company or either guarantor relating to any of the equipment lease agreements.

11. SEGMENT INFORMATION

The Company operates its business under Internet services, broadband communications engineering and construction services, and convergence technology and telecommunications. Management evaluates the performance of the segments based upon revenues, gross margin, pre-tax income and long-lived assets. For the three- and nine-months ended June 30, 2000 and 1999, this information has been provided by segment. The Company's sales are primarily in the western United States with no international sales.

                                            THREE MONTHS ENDED JUNE 30       NINE MONTHS ENDED JUNE 30
                                           ----------------------------     ---------------------------
                                              2000             1999             2000            1999
                                           -----------     ------------     ------------     -----------
Revenues from external customers:
  Internet services business               $   195,823     $     58,856     $    717,920     $   149,800
  Broadband communications engineering
    and construction services                3,139,694        2,341,979       10,034,454       5,207,593
                                           -----------     ------------     ------------     -----------
                                           $ 3,335,517     $  2,400,835     $ 10,752,374     $ 5,357,393
                                           ===========     ============     ============     ===========

Gross profit (loss):
  Internet services business               $    82,420     $      2,843     $    204,591     $   (14,791)
  Broadband communications engineering
    and construction services                  502,847          311,707          766,565         644,660
                                           -----------     ------------     ------------     -----------
                                           $   585,267     $    314,550     $    971,156     $   629,869
                                           ===========     ============     ============     ===========

Depreciation and amortization expense:
  Internet services business               $    22,055     $     11,786     $     64,892     $    11,786
  Broadband communications engineering
    and construction Services                  159,362          167,767          499,184         480,902
  Convergence technology and
    telecommunications                           7,957               --           16,772              --
  Unallocated corporate                         27,938           77,394          152,394         138,437
                                           -----------     ------------     ------------     -----------
                                           $   217,312     $    256,947     $    733,242     $   631,125
                                           ===========     ============     ============     ===========

 Net loss from continuing operations:
   Internet services business              $   (51,861)    $    (58,846)    $   (261,326)    $   (78,259)
   Broadband communications engineering
     and construction Services                 (55,199)        (339,077)      (1,480,537)       (716,935)
   Convergence technology and
     telecommunications                        (57,323)              --         (202,226)             --
   Unallocated corporate                      (673,973)        (517,071)      (2,377,314)     (1,184,197)
                                           -----------     ------------     ------------     -----------
                                           $  (838,356)    $   (914,994)    $ (4,321,403)    $(1,979,391)
                                           ===========     ============     ============     ===========

12. SUBSEQUENT EVENTS

OPEC Corporation, a wholly owned subsidiary of the Company ("OPEC"), previously entered into a Loan Agreement and Collateralized Convertible Commercial Promissory Note (the "Note") on August 27, 1999 in the principal amount of
$1,000,000. The Note is secured in part by all of OPEC's accounts, including accounts receivable and contract rights, both existing and future, all pursuant to a certain Security Agreement of the same date. Donald D. Cannella, the President of OPEC, is a guarantor under the Loan Agreement

The Note also contained a conversion privilege provision which allowed the holders of the Note, under certain terms and conditions, to convert the principal amount of the Note into the common stock of the Company at the conversion ratio of $2.25 of Note principal for one share of common stock. The Company previously signed an "Acknowledgement of Conversion Privilege" (but not as Maker or Guarantor) under the Note.

In July, 2000, the noteholders agreed to permit periodic releasing of approximately $360,000 of identified portions of OPEC's accounts receivable from the Security Agreement under certain conditions. A condition for the noteholders' consent included that Mr. Cannella and Mr. Romano, Vice President of OPEC, voluntarily agreed to transfer up to 60,000 shares of their own common stock in the Company to one or more of the noteholders at 10,000 shares per month for a maximum of six months. Additionally, the Company is to deliver to the noteholders up to a maximum of 360,000 common stock purchase warrants for shares of common stock in the Company at a price of $1.00 per share. However, the warrants are only deliverable to the noteholders in lots of 60,000 for each time the noteholders consent to release collateral from the Security Agreement and (1) OPEC approves an accounts receivable factoring arrangement in any particular month by the factoring lender; and (2) the Company or OPEC receives the required documentation from the noteholders satisfactory to the factoring lender which releases the agreed identified collateral from the Security Agreement.

In further consideration of the noteholders' consent to periodically releasing identified portions of OPEC's accounts receivable from the Security Agreement, the Company agreed to modify the above described conversion privilege and to execute and sign a new "Acknowledgement of Conversion Privilege". The conversion privilege was modified so that $444,000 of the principal amount of the Note may be converted into the common stock of the Company at the conversion ratio of $1.00 of Note principal for one share of common stock. All other terms of the conversion privilege remained as stated in the original Note.

13. RELATED PARTY TRANSACTIONS

On or about May 10 , 2000 the Company became aware of two Employment Agreements and a amendment to an existing employment contract that were entered into by the former President, Kendall Northern, with three of the Company's employees. The three employees are all related to Mr. Northern. Each of the agreements include a clause stating the employee is to be paid $100,000 if terminated without cause.

For unrelated reasons, two of the employees have been terminated and the Company has received a formal demand for payment of $100,000 from each former employee. The remaining employee continues to be employed by the Company. The circumstances surrounding the execution and validity of these agreements is currently under investigation. The Company believes there are valid defenses to any claims which may be brought by the ex-employees and will defend its position vigorously. Therefore, the accompanying financial statements do not include a related liability.

14. UNUSUAL ITEMS

On April 19, 1999, the Company acquired 100 percent of the issued and outstanding common stock of Abcon, Inc. (horizontal drilling and boring company) in a purchase business combination for consideration of 94,118 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $216,660 in the aggregate. The acquisition was accounted for as a purchase transaction.

In February of 2000, management of the Company and its subsidiary OPEC determined that it was no longer economically feasible to maintain a focus in the horizontal drilling and boring business. The Company entered into a Letter of Intent dated February 20, 2000 with Abcon Inc. ("Abcon") and a former owner of Abcon to sell the Abcon drilling and boring business. On June 30, 2000 the

Company completed the sale of Abcon, Inc. back to a former owner of the company through a transfer back of all the issued and outstanding shares of capital stock of Abcon. The purchase price for the shares included (1) the assumption of $236,567 of specified debts and indemnification of the Company as to those debts; (2) acknowledgement of the prior receipt by OPEC of cash payments of $230,053 through buyer financing of equipment transferred or to be transferred to buyer; (3) acknowledgement of the anticipated receipt by OPEC of cash payments of $229,982 through buyer financing of equipment transferred or to be transferred to buyer; and the delivery and execution of a promissory note and security agreement to the Company and OPEC in the aggregate principal amount of $263,329, which includes the $229,982 of cash payments anticipated by OPEC.

The difference between the value of the consideration received and the net assets and liabilities of Abcon, Inc. which were sold resulted in a gain of $91,158 which is included in the accompanying consolidated statement of operations as gain on sale of property and equipment.

The Company will retain minimal horizontal drilling capabilities. Future contracts requiring horizontal drilling will either be performed utilizing existing capability or through subcontractors. Horizontal drilling revenue has averaged approximately $1,300,000 per quarter during the period that the Company owned Abcon, Inc. The sale will reduce revenue; however, the Company believes that the impact on operating profit will be favorable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, an inability to obtain financing and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, these cautionary statements qualify all of the forward-looking statements made herein and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by specific expense and income items for continuing operations for the three-month and nine-month periods ending June 30, 2000 and 1999. The prior period revenues and related items have been adjusted for the effects of reclassifying the revenues and associated costs of the Internet access operations, virtual telephone services, and the communication equipment sales business that have now been recorded as discontinued operations in 2000 and 1999. See Footnote 2 to the "Condensed Consolidated Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

                                       THREE MONTH PERIOD     NINE MONTH PERIOD
                                         ENDING JUNE 30         ENDING JUNE 30
                                        ----------------      ----------------
                                         2000       1999       2000       1999
                                        -----      -----      -----      -----
REVENUES:
 Internet Services Business               5.9%       2.5%       6.7%       2.8%
 Broadband Communications Engineering
   and Construction Services             94.1       97.5       93.3       97.2
                                        -----      -----      -----      -----

          TOTAL REVENUES                100.0      100.0      100.0      100.0
                                        -----      -----      -----      -----

COSTS OF SALES:
 Internet Services Business               3.4        2.3        4.8        3.1
 Broadband Communications Engineering
   and Construction Services             79.1       84.6       86.2       85.2
                                        -----      -----      -----      -----

          TOTAL COST OF SALES            82.5       86.9       91.0       88.3
                                        -----      -----      -----      -----

GROSS PROFIT                             17.5       13.1        9.0       11.7
OPERATING EXPENSES:
 General and Administrative              31.2       37.6       35.4       35.2
 Depreciation and Amortization            6.5       10.7        6.8       11.8
                                        -----      -----      -----      -----
          TOTAL OPERATING EXPENSES       37.7       48.3       42.2       47.0
                                        -----      -----      -----      -----
          LOSS FROM OPERATIONS          (20.2)     (35.2)     (33.2)     (35.3)
OTHER INCOME (LOSS), NET                 (5.0)      (2.9)      (7.0)      (1.7)
                                        -----      -----      -----      -----
NET LOSS FROM CONTINUING OPERATIONS     (25.2)     (38.1)     (40.2)     (37.0)

DISCONTINUED OPERATIONS:
 Loss from Operations                     5.2      (31.6)      (0.2)     (31.4)
 Gain on disposal                        (7.3)        --       10.0         --
                                        -----      -----      -----      -----
LOSS BEFORE INCOME TAXES                (27.3)     (69.7)     (30.4)     (68.4)
                                        -----      -----      -----      -----
          NET LOSS                      (27.3)%    (69.7)%    (30.4)%    (68.4)%
                                        =====      =====      =====      =====

     The Company's operating loss was $838,000 and $915,000 and its net loss was $910,000 and $1,673,000 for the three months ended June 30, 2000 and 1999, respectively.

     The Company's operating loss was $4,321,000 and $1,979,000 and its net loss was $3,266,000 and $3,661,000 for the nine months ended June 30, 2000 and 1999 respectively.

     The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                   NINE MONTHS ENDED JUNE 30
                                                -------------------------------
                                                   2000                 1999
                                                -----------         -----------
Net Cash Used in Operating Activities           $  (128,000)        $  (478,000)
Net Cash Provided by (Used) in
  Investing Activities                              692,000          (3,359,000)
Net Cash Provided by Financing
  Activities                                       (248,000)          3,544,000
Ending Cash Balance                                 472,000             250,000
Working Capital (Deficit)                        (2,733,000)         (1,984,000)

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

REVENUES

     Total revenues, excluding revenues attributable to discontinued operations, were $3,336,000 for the three months ended June 30, 2000, an increase of 39% from $2,401,000 for the three months ended June 30, 1999.

     Internet services business revenues increased $137,000, or 232%, from $59,000 in the three months ended June 30, 1999 to $196,000 in the three months ended June 30, 2000. This increase is primarily attributable to additional web service revenues resulting from the Company's acquisition of an advertising company and an e-commerce company in March and July 1999, respectively.

     The Company's broadband communications engineering and construction services revenues increased $798,000, or 34%, from $2,342,000 in the three months ended June 30, 1999 to $3,140,000 in the three months ended June 30, 2000. The Company believes the increase in broadband communications engineering and construction services revenue is primarily attributable to the Company obtaining large contracts to provide underground construction services, establishing a new splicing division and the Company's expansion of its underground construction services into Arizona. The Company believes that revenues from this division are currently at the maximum level based on existing personnel, equipment and capital resources. The Company closed its splicing division and completed the sale of its horizontal drilling & boring division in the third quarter. Accordingly future revenues are expected to decline, however, the impact on operating profit is expected to be favorable.

COSTS OF REVENUES

     Cost of sales in the Internet services division includes the direct cost of labor for programmers, supplies and contract services. Cost of sales increased $57,000, or 102%, from $56,000 in the three months ended June 30, 1999 to $113,000 in the three months ended June 30, 2000. This increase is attributable to acquisitions of an advertising company and e-commerce company in March and July 1999, respectively, which resulted in increased revenues. Gross margins increased from 5.1% in the three months ended June 30, 1999 to 42.1% for the three months ended June 30, 2000. The increase in gross margin is due to billing rate and business volume increases.

     Cost of sales for the Company's underground construction operations, which includes materials, direct labor costs and depreciation, was $2,637,000 during the three months ended June 30, 2000 compared to $2,030,000 for the three months ended June 30, 1999. The increase is attributable to additional large contracts to provide underground construction services and the Company's expansion of its underground construction services into Arizona. Gross margins have improved from 13.3% for the three months ended June 30, 1999 to 16.0% for the three months ended June 30, 2000. The higher margins are the result of the Company focusing on smaller management and service contracts, which tend to have higher gross margins and reducing commitment of resources to larger projects that typically yield lower margins. See "Revenue Recognition Estimates."

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $138,000, or 15%, from $902,000 in the three months ended June 30, 1999 to $1,040,000 in the three months ended June 30, 2000. Approximately $141,000 of this increase is directly related to business growth, , $62,000 for Internet services, $29,000 for broadband communications engineering and construction services, $49,000 for convergence technology and telecommunications. Other corporate expenses decreased $3,000 as a result of reductions in administrative personnel and other operating costs.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization including amounts recorded to cost of sales decreased from $389,000 in the three months ended June 30, 1999 to $358,000 in the three months ended June 30, 2000. This decrease is primarily attributable to the horizontal drilling equipment recently sold by the Company.

INTEREST EXPENSE

     Interest expense increased from $80,000 in the three months ended June 30, 1999 to $112,000 in the three months ended June 30, 2000. Interest expense increased $24,000 due to accretion of debt discount from working capital loans obtained by the Company.

DISCONTINUED OPERATIONS

     During the period ended June 30, 2000, the Company recognized a gain of $174,000 related to operations of its discontinued communication equipment sales business and recorded a $245,000 loss on discontinuing this business. The gain from operations resulted from reducing a previously recorded liability for estimated losses on liquidating inventory, which did not occur. During the period ended June 30, 1999, the Company recognized a loss of $758,000 from both its discontinued communication equipment sales business and discontinued Internet access business. These operations were identified and accounted for as discontinued operations for the year ended September 30, 1999.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999

     Total revenues, excluding revenues attributable to discontinued operations, were $10,752,000 for the nine months ended June 30, 2000, an increase of 101% from $5,357,000 for the nine months ended June 30, 1999.

     Internet services business revenues increased $568,000, or 379%, from $150,000 in the nine months ended June 30, 1999 to $718,000 in the nine months ended June 30, 2000. This increase is primarily attributable to additional web service revenues resulting from the Company's acquisition of an advertising company and an e-commerce company in March and July 1999, respectively.

     The Company's broadband communications engineering and construction services revenues increased $4,827,000, or 93%, from $5,208,000 in the nine months ended June 30, 1999 to $10,034,000 in the nine months ended June 30, 2000. The Company believes that the increase in broadband communications engineering and construction services revenue is primarily attributable to the Company obtaining additional large contracts to provide underground construction services and the Company's expansion of its underground construction services into Arizona. The Company believes that revenues from this division are currently at the maximum level based on existing personnel, equipment and capital resources. The Company closed its splicing division and sold its horizontal drilling & boring division in the third quarter, accordingly future revenues are expected to decline slightly in the future.

COSTS OF REVENUES

     Cost of sales in the Internet services division includes the direct cost of labor for programmers, supplies and contract services. Cost of sales increased $349,000, or 212%, from $165,000 in the nine months ended June 30, 1999 to

$513,000 in the nine months ended June 30, 2000. This increase is attributable to acquisitions of an advertising company and e-commerce company in March and July 1999, respectively, which resulted in increased revenues. Gross margins increased from negative 9.9% in the nine months ended June 30, 1999 to 28.5% for the nine months ended June 30, 2000. The increase in gross margin is due to billing rate and business volume increases.

     Cost of sales for the Company's underground construction operations, which includes materials, direct labor costs and depreciation, was $9,268,000 during the nine months ended June 30, 2000 compared to $4,563,000 for the nine months ended June 30, 1999. The increase is attributable to additional revenues being earned by this division. Gross margins have declined from 12.4% for the nine months ended June 30, 1999 to 7.6% for the nine months ended June 30, 2000. The lower margins are the result of the Company focusing its resources on larger projects that typically yield lower margins. Additionally two large projects exceeded cost estimates impacting gross margins for this period. In the third quarter this division reduced focus on large construction contracts and concentrated on smaller contracts and management and service contracts, which tend to have higher gross margins. As a result margins improved during the most recent quarter to 16.0%. See "Revenue Recognition Estimates."

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $1,924,000, or 102%, from $1,887,000 in the nine months ended June 30, 1999 to $3,811,000 in the nine months ended June 30, 2000. Approximately $1,115,000 of this increase is directly related to business growth, acquisitions and new business, $349,000 for Internet services, $580,000 for broadband communications engineering and construction services, $186,000 for convergence technology and telecommunications. Other corporate expenses, which increased $810,000, are generally due to increased growth, including, additional professional fees of $210,000, increases in management personnel of $227,000, and increased facilities expenses of $125,000. Non-recurring, executive severance expense of $248,000 was also incurred in the nine months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization including amounts recorded to cost of sales increased from $956,000 in the nine months ended June 30, 1999 to $1,268,000 in the nine months ended June 30, 2000. This increase is attributable to previous acquisitions made by the Company.

INTEREST EXPENSE

     Interest expense increased from $142,000 in the nine months ended June 30, 1999 to $617,000 in the nine months ended June 30, 2000. Interest expense increased $152,000 due to increased debt for equipment and working capital in the broadband communications engineering and construction division and $244,000 associated with accretion of debt discount from working capital loans obtained by the Company during the nine months ended June 30, 2000.

DISCONTINUED OPERATIONS

     During the nine month period ended June 30, 2000, the Company recognized a one-time gain of $1,319,000 related to disposal of its Internet access business and a one time loss of $245,000 related to the discontinuance of its communication equipment sales business. In addition, the Company recognized a gain of approximately $113,000 during the nine months ended June 30, 2000, on the sale of the RMI.NET stock received in the ISP sale. The Company also recognized a loss of $18,000 for the nine months ended June 30, 2000 relating to the operations of its discontinued operations compared with a loss of $1,681,000 for the nine month period ended June 30,1999. These operations were identified and accounted for as discontinued operations for the year ended September 30,1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash used for operating activities of $128,000 for the nine months ended June 30, 2000 compared to $478,000 net cash used for operating activities for the nine months ended June 30, 1999. Net cash used in operating activities was less during the nine months ended June 30, 2000 primarily due to proceeds received from the sale of the Company's Internet access operations. The Company's investment activities provided $692,000 and required $3,359,000, during 2000 and 1999, respectively. The primary reason for the change in cash used from investing activities in 2000 was a change in proceeds from the sale of equipment of $540,000, a decrease in purchase of equipment of $778,000 and an increase in cash provided from discontinued operations of $2,824,000. Financing activities used $248,000 in 2000 and provided $3,544,000 in 1999. All of the cash proceeds from financing activities in 2000 and 1999, except for $1,999,000 in 1999 from the issuance of common stock, were attributable to net debt proceeds.

     Except for its existing contracts, the Company's NeighborComm product has been put on hold pending additional funding and greater market acceptability. The Company intends to immediately concentrate on expansion of its Telecommunications business to provide more immediate revenues through the deployment of DSL and VoDSL solutions. The Company has developed a business plan for expanding this business segment and is currently attempting to raise sufficient capital, through a private placement offering, to implement this plan The Company believes that cash on hand at June 30, 2000 is not sufficient to meet the Company's working capital demands for the next three months and accordingly the Company plans on obtaining cash and working capital through a private placement and the sale of assets. In the event the Company is unable to obtain additional financing, the Company will not be able to fully undertake its telecommunications expansion and will attempt to reduce costs and possibly liquidate additional assets to permit existing sources of capital to finance the operations of the Company until such time as additional sources of financing become available.

     The Company has an existing line of credit with a bank that was in place prior to the Company's acquisition of OPEC CORP. in July 1998. The amount available under this line of credit is $480,000, which has been fully drawn by the Company as of June 30, 2000. This line of credit was extended until September 15, 2000. OPEC has also entered into an agreement with a bank to factor approximately $360,000 of invoices per month, subject to the continuing approval of the two prior lien holders. It is anticipated that this will begin in August 2000 and will provide additional cash flow for this subsidiary.

     The Company is required to repay certain capital lease obligations prior to their regularly scheduled maturity dates as part of its sale of the Company's Internet access business to RMI.NET. The balances subject to such accelerated repayment amounted to approximately $392,000 at June 30, 2000. The Company is actively seeking additional financial resources to repay these amounts.

     The Company's business plan continues to include pursuing additional debt and equity financing with financial institutions or strategic partners. In October 1999, the Company obtained a bridge loan in the amount of $250,000. Such loan bears interest at a rate of 15% per annum and the principal and interest due thereunder was payable February 8, 2000. The Company has extended the due date of this loan to August 8, 2000 and is currently negotiating an additional extension. The Company also obtained a bridge loan in December 1999 in the amount of $50,000. Such loan bears interest at a rate of 12% per annum and the principal and interest were due and payable on June 28, 2000. The note is convertible into shares of the Company's Common Stock at $1.00 per share at the option of the holder. As of August 15, 2000, this note has not been paid and no formal notice of default has been made by the lender. The Company anticipates obtaining further loans or private placement equity financing in the aggregate amount of $1,000,000 to $2,000,000 during the fourth quarter of fiscal year 2000. There is no assurance that the Company will receive all or any additional portion of the funding it is seeking in a timely manner or on terms that are favorable to the Company.

     The Company has sold the registered shares of RMI.NET, Inc. common stock received in consideration of substantially all of the Company's assets relating to its Internet access business. As of January 31, 2000, the Company had sold all of the 176,000 shares of RMI.NET common stock that were immediately transferable, which provided the Company with approximately $1,500,000, which has been used for working capital. An additional 28,000 shares of RMI.NET stock were sold by the Company after May 19, 2000 for $92,000 to provide additional working capital.

     The Company was unable to complete any financing during the second or third quarters and now believes that obtaining additional capital equity or debt financing on terms favorable to the Company, if at all, will be much more difficult as current stock market and business conditions persist.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 12, 2000, the Company entered into a NeighborComm Service Agreement (the "Service Agreement") along with a First Amendment to the Service Agreement with Morley Family Investments, LLLP, ROCOLO VI, LLC, and Ridgeview Development/Ray O'Sullivan, LLC (collectively the "Ridgeview Group"). In conjunction therewith, the Company and the Ridgeview Group also signed Letters of Understanding as between themselves dated April 28, 2000 and May 1, 2000 respectively. The Service Agreement, First Amendment thereto and the two Letters of Understanding are collectively referred to as the "NeighborComm Agreements".

     Pursuant to the NeighborComm Agreements, the Company contracted to provide bundled voice, video and data communications, a community Intranet and a virtual community portal (together branded as the "NeighborComm System" or "NeighborComm") on an exclusive basis to a certain real estate development in Colorado Springs, Colorado known as Ridgeview at Stetson Hills ("Ridgeview"). Ridgeview currently consists of approximately 850 acres for the planned development of residential single family homes, 115 acres for commercial development and 50 acres of planned multi-family housing.

     The NeighborComm intranet and community portal is to be designed around the Ridgeview development to provide a single point for residents, local businesses and government agencies to communicate in a local environment over the Internet and intranet. The services are intended to be phased in pursuant to targeted dates for staged implementation.

     For its part, the Ridgeview Group is responsible to install the cable and/or conduit from the backbone to the real estate structures according to a contract schedule set forth in the NeighborComm Agreements. Services to complete the infrastructure installation required by the Ridgeview Group will be provided by OPEC CORP ("OPEC"), the Company's wholly owned subsidiary at prices 10% below those normally charged to developers for similar work. The Company is to design and engineer the network and required infrastructure as well as supply the required switching hardware, connection boxes and set top boxes to be sold or leased to the residents and businesses in Ridgeview. The Company must also supply the software and necessary technical/maintenance support for the NeighborComm System.

     Further, the Company has agreed to purchase all the required and optional infrastructure installed and paid for by the Ridgeview Group. Payment is to be made to the Ridgeview Group in scheduled tranches as the infrastructure is built out through the issuance by the Company of its common stock, plus warrants to purchase the Company's common stock equal to 15% of the number of shares issued in each tranch. The warrants are to vest immediately upon issuance and will be exercisable for seven years at a price equal to a defined stock valuation price (see below). Any issuance of the Company's common stock will be made in aggregate amounts equal to the Ridgeview Group's actual cost of the infrastructure installed and paid for on the Ridgeview property.

     The value of the common stock will be determined by the average of the closing prices of common stock as reported in the consolidated reporting system (for exchange traded securities and last sale reported for over-the-counter securities) for the 21 trading days immediately preceding the established date for issuance of an infrastructure repayment tranch (the "Stock Valuation Price").

     The NeighborComm Agreements further provide that upon the Company's receipt and acceptance of an appropriate subscription agreement and investor questionnaire from the Ridgeview Group, and pursuant to a schedule of infrastructure purchases in the Service Agreement, the Company will issue shares of its common stock to the Ridgeview Group in an initial aggregate amount equal to $400,000. This amount represents the anticipated cost of infrastructure installed and to be installed and paid for by the Ridgeview Group during the first year of the NeighborComm Agreements.

     However, in the event that the infrastructure installed and paid for by the Ridgeview Group is less than $400,000 during the first year of this Agreement, the Ridgeview Group will, at the end of the one year period, escrow an amount equal to the difference between $400,000 and the actual amount of the infrastructure installed and paid for by the Ridgeview Group during the first year of the Agreement (including the cost of any infrastructure installed and paid for by the Ridgeview Group prior to entering into the NeighborComm Agreements). Any amounts escrowed shall be used exclusively for payment of the infrastructure to be installed pursuant to the schedule noted in Exhibit B to the Service Agreement.

     All the stock issued under the initial $400,000 issue, except those shares that equal the value of the infrastructure already installed as of May 12, 2000, will be held by the Company, with full power to cancel a pro-rata amount of such shares if the Ridgeview Group fails to pay for the required amount of infrastructure or to escrow sufficient funds to complete the installation of $400,000 of infrastructure. The shares shall be delivered pro-rata to the Ridgeview Group only upon the actual transfer of infrastructure or escrow funds to the Company having a total value of up to $400,000.

     The Company will also issue to the Ridgeview Group additional shares of its common stock in consideration for any infrastructure installed and paid for by the Ridgeview Group in excess of the $400,000 first year commitment.

     Additionally, the NeighborComm Agreements provide the Ridgeview Group with certain additional incentive compensation relating to the installation of a NeighborComm System and the promotion of NeighborComm to builders and residents in the Ridgeview development. Upon signing the NeighborComm Agreements and the receipt of an appropriate subscription agreement and investor questionnaire, the Company will issue an additional 100,000 shares of its common stock to the Ridgeview Group. Any shares issued are subject to piggyback registration rights, subject to underwriter discretion.

     The Company will hold the stock issued above so that in the event the NeighborComm Agreements are terminated by the Ridgeview Group (see below), the shares will be returned to the Company. If the shares are not returned to the Company, the shares may be cancelled on the records of the corporation.

     The NeighborComm Agreements further provide that upon the Company completing purchases of infrastructure during the initial twelve month period, the Company will pay the Ridgeview Group an additional bonus in warrants (beyond the warrants discussed earlier) to purchase Company stock. Each warrant will be a cashless exercise warrant with a term of seven years. The shares underlying the warrant will also contain piggyback registration rights, subject to underwriter discretion, based upon the following:

(a) A warrant to purchase shares equal to 15% of the number of shares issued to purchase infrastructure during the first twelve months of the NeighborComm Agreements; and

(b) A warrant to purchase additional shares of the Company's common stock, based on any increased value of the stock, used to make any infrastructure purchase during the first twelve months of the Agreements, using a base price for the shares equal to $1.65/share.

     Finally, the NeighborComm Agreements are also subject to special termination rights. The Ridgeview Group may, at its option, terminate the Agreements if the Company has not raised $3,000,000 in equity, debt or other financing within 90 calendar days after the effective date of the Agreements or another words, August 10, 2000. During this time period, the Ridgeview Group is not required to make any expenditures for infrastructure costs as otherwise required in the NeighborComm Agreements.

     Additionally, the Ridgeview Group may, at its option, terminate the Agreements if the Company has not registered up to 100,000 shares of stock to be held by the Ridgeview Group in an S-1 registration statement to be filed by the Company within 120 calendar days after the effective date of the Agreements, or another words, September 9, 2000. During this time period, the Ridgeview Group is likewise not required to make any expenditures for infrastructure costs as otherwise required in the NeighborComm Agreements.

     Should the Ridgeview Group elect to terminate the Agreements under either provision above, (i) the Company will cancel a pro-rata amount of the initial shares issued to the Ridgeview Group in excess of the actual cost of infrastructure installed and paid for by the Ridgeview Group prior to May 12, 2000; and (ii) except for the indemnification and hold harmless provisions and the non-disclosure/confidentiality provisions set forth in the Agreements, each of the parties will be relieved of any further liability or obligation to the other under the Agreements.

     The Company does not anticipate that it will be able to raise the $3,000,000 in capital or to register the shares as required by the Agreement in the next 90 to 120 days, but to date, the Company has received no notice of termination from the Ridgeview Group.

     On June 1, 20000 the Company entered into an agreement to terminate the existing Stock Purchase Agreement and Voting Trust Agreement with Blackwater Capital and entered into a new Consulting Services Agreement. The termination agreement provided that Blackwater Capital vest immediately in the approximately 1,050,000 warrants it already held to purchase shares of the Company's Common Stock with an Exercise Price of $1.00 per share. The agreement further provided that the Company issue to Blackwater 330,000 shares of its restricted common stock as compensation for all past and present services, as well as services to be performed by Blackwater under the new Consulting Services Agreement.

     During the  threee-month  period ending June 30, 2000,  the Company  issued
337,500 common shares to consultants of the Company for services provided. Issued shares were determined to have a value of $67,500. During three-month period ending June 30, 2000, the Company cancelled 24,000 shares of non-vested Common Stock issue to employees in previous quarters. The stock cancellations were the result of employee terminations or resignations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    EXHIBIT
    NUMBER     DESCRIPTION OF EXHIBIT
    ------     ----------------------
     10.36     Employment  Separation  Agreement  by and between the Company and
               Alan P. Hald effective as of June 1, 2000*

     10.37 14% Convertible Promissory Note payable to the order of Alan P. Hald in the principal amount of $70,000 dated June 1, 2000

     10.38 Stock Purchase Agreement by and among the Company, OPEC CORP, a Colorado corporation, Abcon, Inc., an Arizona corporation and Brian Smith effective as of June 30, 2000

     10.39 Promissory Note and Security Agreement payable to the order of OPEC CORP, a Colorado corporation and the Company in the principal amount of $263,329.14 dated June 30, 2000

     10.40     Termination Agreement (with Consultant Services Agreement) by and
               among  the  Company,   Blackwater  Capital  Partners,   L.P.  and
               Blackwater Capital Group, L.L.C. effective as of June 1, 2000

     10.41 NeighborComm Service Agreement, First Amendment to NeighborComm Service Agreement and Letters of Understanding by and among the Company, Morley Family Investments, LLLP, a Colorado limited
               liability  partnership,   ROCOLO  VI,  LLC,  a  Colorado  limited
               liability company, Ridgeview Devp., LLC, a Colorado limited liability company and/or Ray O'Sullivan, an individual, effective as of May 12, 2000

     10.42     Settlement  and Mutual  Release  Agreement  between the  Company,
               Networld.Com Inc. an Arizona corporation and Kenneth P. Eck effective as of May 30, 2000

     10.43 8% Secured Promissory Note payable to the order of Kenneth P. Eck in the principal amount of $64,800 dated May 30, 2000

     10.44 Agreement Not to Sell effective as of March 22, 2000 and Letter Agreement effective as of March 28, 2000 by and between the Company and 12 Squared Partners, LLC, an Arizona Limited Liability Company

     10.45 Form of Replacement Warrant to Purchase 1,100,000 shares of Common Stock in the name of Blackwater Capital Group, L.L.C.

     10.46 Second Amendment to the Executive Employment Agreement between the Company and Earl J. Cook, dated as of February 18, 2000

     10.47 Employment Agreement between the Company and John Stephen Kelly dated as of April 24, 2000

     10.48 Employment Agreement between the Company and Ralph R. Zanck, dated as of December 6, 1999

     10.49 First Amendment to the Employment Agreement between the Company and Ralph R. Zanck, dated as of March 27, 2000

     27        Financial Data Schedule

----------
* Incorporated by reference from the Company's Form 8-K filed with the Commission on June 21, 2000.

(b) Reports on Form 8-K

     The Company filed the following report on Form 8-K during the quarter ended June 30, 2000:

     (1)  Current  Report on Form 8-K dated June 30, 2000 filed to report,  Alan
          P. Hald, Chairman of the Board of Directors of the FutureOne, Inc. (the "Company"), resigned as an employee and member of the Board of Directors of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUTUREONE, INC.

Date: August 11, 2000                  By: /s/ Earl J. Cook
                                           ------------------------------------
                                           Earl J. Cook Chief Executive Officer

Date: August 11, 2000                  By: /s/ Ralph R. Zanck
                                           ------------------------------------
                                           Ralph R. Zanck Vice President Finance

                                  Exhibit Index

    EXHIBIT
     NUMBER    DESCRIPTION OF EXHIBIT
     ------    ----------------------

     10.36 Employment Separation Agreement by and between the Company and Alan P. Hald effective as of June 1, 2000*

     10.37 14% Convertible Promissory Note payable to the order of Alan P. Hald in the principal amount of $70,000 dated June 1, 2000

     10.38 Stock Purchase Agreement by and among the Company, OPEC CORP, a Colorado corporation, Abcon, Inc., an Arizona corporation and Brian Smith effective as of June 30, 2000

     10.39 Promissory Note and Security Agreement payable to the order of OPEC CORP, a Colorado corporation and the Company in the principal amount of $263,329.14 dated June 30, 2000

     10.40     Termination Agreement (with Consultant Services Agreement) by and
               among  the  Company,   Blackwater  Capital  Partners,   L.P.  and
               Blackwater Capital Group, L.L.C. effective as of June 1, 2000

     10.41 NeighborComm Service Agreement, First Amendment to NeighborComm Service Agreement and Letters of Understanding by and among the Company, Morley Family Investments, LLLP, a Colorado limited
               liability  partnership,   ROCOLO  VI,  LLC,  a  Colorado  limited
               liability company, Ridgeview Devp., LLC, a Colorado limited liability company and/or Ray O'Sullivan, an individual, effective as of May 12, 2000

     10.42     Settlement  and Mutual  Release  Agreement  between the  Company,
               Networld.Com Inc. an Arizona corporation and Kenneth P. Eck effective as of May 30, 2000

     10.43 8% Secured Promissory Note payable to the order of Kenneth P. Eck in the principal amount of $64,800 dated May 30, 2000

     10.44 Agreement Not to Sell effective as of March 22, 2000 and Letter Agreement effective as of March 28, 2000 by and between the Company and 12 Squared Partners, LLC, an Arizona Limited Liability Company

     10.45 Form of Replacement Warrant to Purchase 1,100,000 shares of Common Stock in the name of Blackwater Capital Group, L.L.C.

     10.46 Second Amendment to the Executive Employment Agreement between the Company and Earl J. Cook, dated as of February 18, 2000

     10.47 Employment Agreement between the Company and John Stephen Kelly dated as of April 24, 2000

     10.48 Employment Agreement between the Company and Ralph R. Zanck, dated as of December 6, 1999

     10.49 First Amendment to the employment Agreement between the Company and Ralph R. Zanck, dated as of March 27, 2000

     27        Financial Data Schedule

----------
* Incorporated by reference from the Company's Form 8-K filed with the Commission on June 21, 2000.