Form 10KSB40
period 2000-09-30
FUTUREONE INC /NV/
filed 2001-01-16
CIK 1059838

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER: 000-30336

                                 FUTUREONE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                               84-1383677
(STATE OR OTHER JURISDICTION                                   (IRS EMPLOYER
     OF INCORPORATION)                                    IDENTIFICATION NUMBER)

                       1880 OFFICE CLUB POINTE, SUITE 2000
                         COLORADO SPRINGS, CO 80920-5002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  719-272-8222
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $12,936,045

     The number of shares of Common Stock outstanding as of January 12, 2001, was 16,454,301. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of January 12, 2001 was approximately $2,055,000 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

                   DOCUMENTS INCORPORATED BY REFERENCE: ______

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.   Description of Business...............................................    2
2.   Description of Property...............................................    7
3.   Legal Proceedings.....................................................    7
4.   Submission of Matters to a Vote of Security Holders...................    7

                                     PART II

5.   Market for Common Equity and Related Stockholder Matters..............    9
6.   Management's Discussion and Analysis or Plan of Operation.............   12
7.   Financial Statements..................................................   19
8.   Changes in and Disagreements With Accountants on Accounting
     and Financial Disclosure..............................................   19

                                    PART III

9.   Directors, Executive Officers, Promotions and Control Persons;
     Compliance With Section 16(a) of the Exchange Act.....................   19
10.  Executive Compensation................................................   21
11.  Security Ownership of Certain Beneficial Owners and Management........   27
12.  Certain Relationships and Related Transactions........................   28
13.  Exhibits, List and Reports on Form 8-K................................   31
     Signatures............................................................   37
     Financial Statements.................................................   F-1

                                     PART I

     FUTURE ONE & DESIGN(R) IS A REGISTERED TRADEMARK AND TRADE NAME OF THE COMPANY. SOME TRADEMARKS AND TRADE NAMES INCLUDED IN THIS REPORT ARE THE PROPERTY OF THIRD PARTIES AND THE USE THEREOF DOES NOT IMPLY A DIRECT OR INDIRECT ENDORSEMENT OF THE COMPANY BY SUCH THIRD PARTIES.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     FutureOne, Inc. was incorporated in Nevada on March 22, 1994, as World's Fare, Inc. World's Fare, Inc. acquired FUTUREONE, INC., an Arizona corporation, which was incorporated December 26, 1996, pursuant to an Exchange Agreement dated February 20, 1998, which became effective March 30, 1998. In July 1998, World's Fare, Inc. changed its name to FutureOne, Inc. When used in this registration statement, unless the context requires otherwise, the terms
"Company" and "FutureOne" refer to FutureOne, Inc., a Nevada corporation (formerly World's Fare, Inc.), and all of FutureOne's subsidiaries. The Company's principal offices are located at 1880 Office Club Pointe, Suite 2000, Colorado Springs, CO 80920-5002, telephone 719-272-8222 and web site www.futureone.com.

     FutureOne, through its wholly owned subsidiary OPEC CORP. ("OPEC"), is a provider of Telecommunications Infrastructure Deployment Services, formerly referred to as "Broadband Engineering and Construction Services", to the telecommunications and utilities industry. The Company provides design, engineering, construction and maintenance service to telecommunications companies, utility providers, and real estate developers in the western United States. FutureOne designs, engineers, constructs and maintains aerial and underground fiber-optic, coaxial and copper cable networks and other infrastructure for companies such as AT&T, Qwest Communications, MCI WorldCom, Adseta Communications, Inc. and other smaller customers. The Company's telecommunication services also include copper and fiber splicing, horizontal drilling and boring, commercial and residential installations, network repair and maintenance, testing, line conditioning and utility construction management services.

INDUSTRY

     The telecommunications services industry is growing rapidly and demand for qualified contractors is high. In response to end user demand for additional high speed bandwidth, telecommunications companies and cable television system operators are rushing to upgrade their existing systems, expand their systems, and in many instances, replace their existing telecommunications infrastructure to allow them to provide increased bandwidth capable of moving vast amounts of digital data.

     Major companies, including AT&T, Time Warner, Charter Cable, Inc., Level 3, Williams Communications, and Cox Communications have all announced major capital expenditure programs to upgrade their networks or convert their existing networks to broadband, enhanced copper and fiber-optic systems.

HISTORY

     FutureOne was formed as an Internet Service Provider ("ISP") in November 1995. The Company further entered into other lines of business, primarily through telecommunications related acquisitions, in an effort to expand its business, based on a plan to provide convergence technology direct to consumers, under the trade name of "Neighborcomm". However, the Company found it difficult to penetrate markets, fund growth and raise sufficient capital to adequately compete with major providers. Consequently, in a focused restructuring, FutureOne sold its original ISP business and divested all other business segments, with the exception of OPEC, which was acquired in July of 1998.

BUSINESS STRATEGY

     FutureOne intends to grow its business internally and through strategic acquisitions, with the goal of expanding its service offerings and geographic footprint, while maintaining a total focus on improving operating efficiencies to sustain profitable growth. The Company intends to increase the name recognition of FutureOne and OPEC and to build a nationally recognized company.

INTERNAL GROWTH

     The short-term goal is to immediately  focus on generating  internal growth by:

     * Increasing the volume of services provided to existing customers in current markets;

     *    Broadening the customer base by adding new customers and;

     *    Geographically expanding service areas for new and existing customers.

LONG TERM GROWTH

     Longer-term goals are to focus on generating additional growth by:

     * Expanding resources and capabilities to serve new industry segments such as wireless communications and the electric power industry.

     *    Expanding   existing   service   offerings  such  as  residential  and
          commercial installation and maintenance and giving consideration to adding new services such as network monitoring and other services that provide residual income after construction of a network is completed.

     *    Expansion into more geographic areas.

     *    Making  strategic  acquisitions  that expand current  capabilities  or
          allow  OPEC  to  compliment  its  existing   services   and/or  expand
          geographic reach.

     The Company plans to add additional products and services including the following:


     *    Broadband wireless networks and antennae installation;

     *    Construction,   engineering  and   maintenance  of  electrical   power
          networks;

     * Fiber blowing, which involves using forced air to place fiber optic cable through conduit.

CONTINUE TO EXPAND OPERATING EFFICIENCIES

     FutureOne is dedicated to the effective utilization of its human resources, capital equipment and finances. The Company intends to continue to improve profitability by:

     *    Focusing on growth in more profitable services;

     * Refinancing or retiring existing debt and equipment financing loans to lower or eliminate interest costs;

     *    Implementing  new  management   information   software  to  facilitate
          financial controls, asset allocation, and bid processing;

     * Strategically acquiring equipment to eliminate and/or reduce excess short term equipment rental costs;

     * Increasing purchasing power to gain volume discounts in areas such as vehicles and equipment, materials, marketing and bonding.

ACQUISITION STRATEGY

     FutureOne plans to pursue a targeted acquisition strategy to acquire profitable companies with strong management teams and good reputations to broaden its customer base, expand its geographic area and grow its portfolio of services.

     The Company also believes that as competition intensifies in its industry, companies will be required to offer greater ranges of services more efficiently. Therefore, smaller companies will seek to consolidate with companies such as FutureOne.

PRODUCTS AND SERVICES

     Currently the Company provides the following services to its customers:

DESIGN AND ENGINEERING -The Company designs and engineers networks and systems for telecommunications companies, and designs and engineers distribution and feeder telephony, and cable networks and systems, for small subdivisions and full-scale developments.

CONSTRUCTION - The Company constructs and installs copper, coaxial and fiber networks and systems by plowing, trenching or horizontal drilling and boring. In addition the Company installs conduit systems, pulls cable through existing conduit and provides aerial construction services.

     The Company provides complete Land Developer Agreement ("L.D.A.") services for real estate developments, whereby the Company provides complete turnkey distribution facilities in subdivisions. These services include engineering, installation, splicing and testing the systems.

     The Company provides pre-provisioning services for a local carrier, whereby the Company identifies potential customers for the carrier and then works with the developer to install services and provide "soft" dial tone, which is a direct connection to the local carrier, so that upon move in, the potential customer can establish immediate service.

AUXILIARY SERVICES: - The Company also supplies the following services either in connection with its construction activities or individually:

SPLICING - The Company splices both copper and fiber cable.

NETWORK REPAIR AND MAINTENANCE - The Company provides services to repair and maintain networks and other infrastructure on a contract basis with fixed prices. The Company provides whatever services are necessary to trouble shoot and repair facilities, as requested on a work order basis from the telecommunications companies.

RESIDENTIAL AND COMMERCIAL INSTALLATION - The Company provides full connection services from providing the drop to the home or business to actually installing the customer's connection. This service is provided for both Digital Subscriber Lines ("DSL") and cable TV connections.

TESTING AND LINE CONDITIONING- The Company provides testing services to trouble shoot existing networks and loops and to test newly installed facilities. Services are also provided to condition lines so they are suitable to provide DSL services.

CUSTOMERS

     The Company serves major customers such as Qwest (formerly US WEST), AT&T and MCI/Worldcom and also provides services to small companies and developers. During 1999, approximately 16% of the Company's revenues were derived from Santa Fe Ranch POA, and in 2000 approximately 42% of the Company's revenues were derived from Qwest Communications, 11% from Adesta Communications, Inc. and 11% from Kiewit Western Co.

SUPPLIERS

     The Company does not rely on any material third party suppliers in connection with its business.

SALES AND MARKETING

     Future sales and marketing efforts will consist of short term and long term strategies.

     OPEC has consistently marketed its services strictly through the efforts of its executive management making direct contacts with customers and being added to bid lists. To date these efforts have provided a maximum amount of business that can be serviced with the Company's current financial, labor and equipment resources.

SHORT TERM STRATEGIES - FutureOne plans to expand its relationship with Qwest, AT&T and MCI WorldCom. The Company believes this can be effected immediately as these companies have consistently requested that the Company take on more of their work. In addition, FutureOne intends to expand into Nebraska and Iowa, where it already has Qwest general construction and maintenance contracts, but previously lacked the resources to provide services in these states. As an approved general contractor for Qwest, the Company also intends to begin competitive bidding for construction projects over $50,000, which are available under its general maintenance contracts in five states. The Company has not competitively bid for those projects in the past, because of limited resources.

     Through the Company's executive and local management, it intends to solicit the business of other telecommunications companies and cable providers, in the geographic areas that it now services. This will allow FutureOne to diversify its customer base and not be dependent on a few large companies.

LONG TERM STRATEGIES - The Company intends to build name recognition of FutureOne and OPEC, with the objective of achieving nationwide name recognition within its industry. The Company plans to become more active in industry trade shows, events, and functions.

     In addition, FutureOne's marketing plan is to position itself in the telecommunications, cable TV ("CATV"), and Internet related marketplace as a complete "turn key provider" that is able to service its customers needs from design, engineering and construction through maintenance of their systems.

     The Company intends to expand into other geographic target areas, such as Albuquerque, Salt Lake City, Las Vegas and Tucson, either through establishing its own presence or through strategic acquisitions. FutureOne plans to have each local management group carry out local marketing efforts with the assistance and support of the corporate staff and executive management. The Company's regional based management will be expected to market their services to existing and potential telecommunications customers, negotiate new contracts and seek to be placed on lists of vendors invited to submit bids for master services agreements and individual projects in their area. They will be responsible for developing and maintaining productive, long-term relationships with their customers. The Company believes that this local orientation, with support from its corporate headquarters, will help to gain repeat business and enter new markets more quickly.

SEASONALITY

     The revenues of the Company are not seasonal to any significant extent, but are subject to weather conditions and the timing of customers' purchasing decisions.

BACKLOG

     The Company receives orders and contracts for services to be performed in the future. As of September 30, 1999 and 2000, there were approximately $1.9 million and $4.5 million, respectively, of orders and contracts received from various customers that are expected to be included in future revenues.

COMPETITION

     The Company's industry and competition is categorized as the "Telecommunications Services" sector. This industry is competitive, highly fragmented and includes numerous small, owner-operated private companies and several large regional and national companies, which have substantially greater resources than the Company. There are few barriers to entry into the industry and as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

     Major competitors include:

     Quanta Services, Inc.                       MasTec, Inc.
     DyCom Industries, Inc.                      Arguss Holdings Inc.
     International Fibercom, Inc.                Henkels & McCoy, Inc.
     Bechtel Corp                                The Fishel Company

     In order to obtain contracts FutureOne must often engage in highly competitive bidding, where the price of the contractor's bid historically is a principal factor in determining whether the contractor is awarded the work. Smaller competitors are sometimes able to win bids based on price alone due to their lower overhead costs, while larger competitors can win bids on other factors, such as reputation and proven ability to manage large jobs.

     The Company also faces competition from the in-house service organizations of its existing or prospective customers. Telecommunications, cable television and electric power service providers usually employ personnel who perform some of the same types of services as the Company. The Company cannot be certain that its existing or prospective customers will continue to outsource services in the future.

     In order to be competitive, the Company must have access to a sufficiently mobile labor force, adequate equipment and financial resources.

GOVERNMENT REGULATION

     The Company is not subject to any industry specific federal or state laws or regulations. The Company is subject to certain federal and state laws and regulations, such as the rules and regulations of the Department of Transportation ("DOT"), which apply to its heavy trucks, and the Occupational Safety and Health Act ("OSHA"), which governs the Company's operating and safety procedures and standards. The Company is also required to obtain operating licenses and permits, such as contractors' licenses and business licenses, in certain geographic locations in order to complete construction projects.

     Changes in the laws or regulations affecting the telecommunications industry may affect the Company's customers and affect their capital expenditure plans, their operating plans and overall expansion of markets. Any potential changes in telecommunications laws or regulations may have an indirect affect on the Company.

TRADEMARKS

     The Company has a registered trademark and trade name for FUTUREONE & DESIGN. The Company does not own any patents.

EMPLOYEES

     As of December 31, 2000, the Company had 142 full-time employees, of whom 28 had executive or managerial responsibilities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

     The Company must continue to attract, retain and motivate qualified personnel. While the Company, like other construction companies, has experienced some difficulty in attracting and retaining qualified personnel, it has been successful in attracting qualified personnel to date.

     The Company has employment agreements with all three of its senior managers, namely, Donald D. Cannella, Ralph R. Zanck and Daniel J. Romano. However, the loss of their services, or the services of the Company's other officers and key technical personnel, could have a material adverse effect on the Company.

INSURANCE

     The Company maintains general liability, automobile liability, workmens' compensation, directors and officers liability insurance and umbrella coverage insurance in amounts that it believes are customary for a company of its size engaged in a comparable industry. However, there can be no assurance that the Company will not be subject to future claims that its insurance may not cover or as to which its coverage limits may be inadequate.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal administrative offices are located in approximately 3,300 square feet of space in Colorado Springs, Colorado. The Company occupies these premises under a lease agreement expiring on September 30, 2001. As of December 31, 2000, the Company also leases other facilities of approximately 1,100 square feet in Phoenix, Arizona, under a month to month lease, facilities in Colorado Springs, Colorado aggregating approximately 8,500 square feet from a related party, under a lease that expires January 1, 2002 and renews annually unless terminated by either party, and facilities in Denver, Colorado of approximately 1,900 square feet under a month to month lease. The Company is also obligated under a lease for approximately 9,300 square feet in Phoenix, Arizona until January 31, 2001. Approximately 50% of the space is subleased and the Company does not intend to renew this lease when it expires. The Company considers its facilities to be sufficient for its current operations, but the Company may have to lease additional space to accommodate any of its expansion plans.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     FutureOne conducted its regular 1999 Annual Meeting of Stockholders on November 23, 1999. A quorum of 6,957,805 shareholders were represented at the meeting in person or by proxy. Actions concluded at the meeting through submission of matters to a vote by stockholders were conducted by ballot and proxy and included the following:

     1. An election was conducted for four directors to hold office until the Annual Meeting of Stockholders in 2000. The results were as follows:

      DIRECTOR           VOTES FOR     VOTES AGAINST    WITHHELD     ABSTAINED
      --------           ---------     -------------    --------     ---------
Kendall Q. Northern        176,715       6,528,590       252,500        -0-
Earl J. Cook             6,705,305          -0-          252,500        -0-
Steven R. Green          6,705,305          -0-          252,500        -0-
Donald D. Cannella       6,705,305          -0-          252,500        -0-

     2. Ratification of an amendment to the Articles of Incorporation of the Company, which was filed May 7, 1997 with the Nevada Secretary of State, which increased the authorized capital from 1,000 shares to 50,000,000 shares, was unanimously approved by the stockholders of the Company by a vote of 6,957,805 to none.

     3. The Amended and Restated Articles of Incorporation of the Company were unanimously approved by the stockholders of the Company by a vote of 6,957,805 to none.

     The Primary Amendments were as follows:

          The total number of shares of all classes of stock, which the Corporation shall have the authority to issue is 60,000,000 shares, consisting of (i) 50,000,000 shares of Common Stock, par value $.001 per share (the "Common Stock"), and (ii) 10,000,000 shares of Preferred Stock, par value $.001 per share (the "Preferred Stock"). Such shares may be issued by the Corporation from time to time for such consideration as may be fixed by the Board of Directors.

          As to the Preferred Stock of the Corporation, the power to issue any shares of Preferred Stock of any class or any series of any class and designations, voting powers, preferences, and relative participating, optional or other rights, if any, or the qualifications, limitations, or restrictions thereof, shall be determined by the Board of Directors.

          To the fullest extent permitted by the laws of the State of Nevada, as the same exist or may hereinafter be amended, no director or officer of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director or officer; provided, however, that nothing contained herein shall eliminate or limit the liability of a director or officer of the Corporation to the extent provided by applicable laws (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law or (ii) for authorizing the payment of dividends in violation of Nevada Revised Statutes Section 78.300. The limitation of liability provided herein shall continue after a director or officer has ceased to occupy such position as to acts or omissions occurring during such director's or officer's term or terms of office. No repeal, amendment or modification of Section 78.300, whether direct or indirect, shall eliminate or reduce its effort with respect to any act or omission of a director or officer of the Corporation occurring prior to such repeal, amendment or modification.

          The Corporation shall indemnify, defend or hold harmless any person who incurs expenses, claims, damages or liability by reason of the fact that he or she is, or was, an officer or director of the Corporation, to the fullest extent allowed pursuant to Nevada law.

          Pursuant to Nevada Revised Statutes Section 78.378, the Corporation elects not to be governed by the provisions of Nevada Revised Statutes
     Section 78.378 to 78.3793, inclusive, as the same may be amended from time to time.

     4. The Company's 1999 Key Employee Stock Option Plan was unanimously approved by the stockholders of the Company by a vote of 6,957,805 to none. See 1999 Key Employee Stock Option Plan.

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

                                                           HIGH BID     LOW BID
                                                           --------     -------
     July 1, 2000 through September 30, 2000.............    $.4375      $.1875
     April 1, 2000 through June 30, 2000.................   $2.4375      $.3438
     January 1, 2000 through March 31, 2000..............   $3.6875     $1.6250
     October 1, 1999 through December 31, 1999...........   $2.6250     $1.1875
     July 1, 1999 through September 30, 1999.............   $5.5000     $2.5000
     April 1, 1999 through June 30, 1999.................   $8.8750     $4.0000
     January 1, 1999 through March 31, 1999..............  $10.1250     $2.8750
     October 1, 1998 through December 31, 1998...........   $3.7500     $1.8750

     As of January 10, 2001, there were approximately 183 holders of record of the Company's Common Stock. The 183 holders of record includes various brokerage firms which hold shares for multiple clients that are not included in this total. Based on mailings to shareholders last year by an independent clearning house, the Company estimates that it has approximately 1,600 individual shareholders.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future.

SHARES AVAILABLE FOR FUTURE SALE

     Of the 16,454,301 shares of Common Stock outstanding as of January 12, 2001, approximately 4,450,000 shares of Common Stock are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a) under the Securities Act. For purposes of Rule 144 under Securities Act ("Rule 144"), an "affiliate" of an issuer is a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer. The remaining shares of Common Stock outstanding are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale, and other limitations of Rule 144.

     In general, under Rule 144 as currently in effect, a person who has beneficially owned shares for at least one year, including an "affiliate," is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

     * 1% of the then outstanding shares of the Company's Common Stock (approximately 164,540 shares); or

     * the average weekly trading volume during the four calendar weeks preceding filing of notice of the sale of shares of Common Stock.

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

     At January 12, 2001, there were outstanding warrants to purchase 12,132,072 shares of Common Stock, of which 7,253,739 were fully vested. In addition, as of January 12, 2001, there were outstanding options to purchase 1,606,800 shares of Common Stock, of which 335,567 were fully vested. As of January 12, 2001, certain outstanding notes payable had conversion rights into 880,227 shares depending upon amounts of accrued interest on such notes at the time of conversion. Sales of substantial amounts of the Company's Common Stock (including shares issued upon the exercise of outstanding warrants and options) in the public market in the future could adversely effect the market price of the Company's Common Stock. These sales may also make it more difficult for the Company to sell equity or equity related securities in the future at a time and price that the Company believes is appropriate.

RECENT SALES OF UNREGISTERED SECURITIES

     The following provides information concerning all sales of securities within the period covered by this report that were not registered under the Securities Act.

     On October 7, 1999, the Company issued a warrant to Richard B. McCulloch to purchase 250,000 shares of Common Stock at $1.00 per share and a promissory note in consideration for $250,000. On February 7, 2000 the note was extended to August 7, 2000 and was made a convertible note, the principal and accrued interest of which could be converted into Common Stock of the Company at $1.00 per share. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act as private transactions not involving a public distribution.

     Effective as of October 22, 1999, the Company issued a warrant to 12 Squared Partners, LLC, an Arizona limited liability company, to purchase 500,000 shares of Common Stock at $0.75 per share and a promissory note convertible into 500,000 shares of Common Stock in consideration for $500,000. The note was not converted and was subsequently paid in March 2000. In addition the Company issued warrants to purchase 100,000 shares of the Company's Common Stock at $0.75 per share, to Joseph Charles & Assoc., Inc. and/or their designees as payment of a partial commission. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

     Effective as of December 28, 1999, the Company issued a warrant to Hare & Co., as Trustees for Financial Institutions Retirement Fund, to purchase 16,667 shares of Common Stock at $1.00 per share and a promissory note convertible into 50,000 shares of Common Stock in consideration for $50,000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

     Effective January 1, 2000, the Company issued a warrant to purchase 70,000 shares of Common Stock, at $1.00 per share, to Alan P. Hald, a member of the Company's Board of Directors, for his services to the Company. Subsequently the Company issued 70,000 warrants in each of the months of February through May 2000 for services as a member of the Company's Board of Directors and 490,000 warrants in June 2000 to Mr. Hald as part of the consideration to terminate his employment contract. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution. See: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In April 2000, the Company issued a warrant to purchase 100,000 shares of the Company's Common Stock, at $3.00 per share, to a financial consulting firm in settlement of a claim. The offering of such warrant and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

     In June 2000, the Company issued 330,000 shares of Common Stock to Blackwater Capital in exchange for a termination of the Stock Purchase Agreement between Blackwater Capital and the Company and a new financial consulting agreement with Blackwater Capital. In addition the Company agreed to vest 1,050,000 shares of the warrant previously issued to Blackwater Capital in 1998. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution. See: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the period of August through December 2000, the Company issued warrants to purchase 360,000 shares of the Company's Common Stock at $1.00 per share to holders of a secured note issued by the Company in exchange for the Holders subordinating certain of their collateral to other financing obtained by the Company. Mark E. Morley, a director of the Company and his sister-in-law are 10% participants in the loan, as tenants in common, and accordingly received 36,000 of the warrants issued by the Company in this transaction The offering of such warrants and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution. See: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 2000, the Company issued 2,500,000 shares of its Common Stock, to Mark E. Morley, a director of the Company and his brother, in exchange for $100,000 and a subscription for $150,000. The subscription was subsequently paid in October and November 2000. The offering of such shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

     During the year ended September 30, 2000, the Company issued a total of 134,500 shares of Common Stock to employees pursuant to employment contracts or as employment bonuses. An award of 30,000 shares was made with vesting restriction of three years and an award of 100,000 shares was made with a partial vesting restriction of two years. In addition, the Company issued 27,500 shares as a commission on the sale of substantially all of the assets relating to the Company's Internet access business. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

     Effective October 1, 2000, the Company issued warrants to purchase up to 9,060,000 of the Company's Common Stock, at $0.20 per share, to senior management of the Company. 5,060,000 of the warrants are subject to an equal three year annual vesting schedule, which may be accelerated under certain circumstances. 2,000,000 of the warrants issued to Steven R. Green, a former director of the Company, were fully vested under a Severance Agreement entered into with Mr. Green, on January 10, 2001. 2,000,000 of the warrants were subsequently surrendered by Earl J. Cook, the former President and Chief Executive Officer, pursuant to a Severance Agreement dated January 12, 2001. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

     In December 2000, the Company issued 1,000,000 shares of its Common Stock to William H. Peetz in exchange for $100,000. The offering of such shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

     On January 12, 2001, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock, at $0.15 per share, to Earl J. Cook the former President and Chief Executive Officer of the Company. This warrant was issued as part of a Severance Agreement with Mr. Cook in exchange for Mr. Cook agreeing to surrender the previous 2,205,406 warrants and 245,000 options previously issued to him. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Annual Report on Form 10-KSB contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-KSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

OVERVIEW

     The following discussion should be read in conjunction with FutureOne's consolidated financial statements and associated notes appearing elsewhere in this report.

     The Company was incorporated in Nevada on March 22, 1994, as World's Fare, Inc. World's Fare, Inc. commenced no operations prior to the acquisition of FUTUREONE, INC., an Arizona corporation by World's Fare, Inc., which became effective March 30, 1998. In July 1998, World's Fare, Inc. changed its name to FutureOne, Inc.

     FutureOne intended to become a full service communications provider by (i) entering the convergence technology and telecommunications markets; (ii) providing Internet access and related services; (iii) becoming a stocking distributor of communications products; (iv) entering the retail computer market; (v) entering the e-business solutions market; and (vi) providing broadband engineering and construction services. Prior to being acquired by World's Fare, FutureOne was formed as an ISP in November 1995 and began providing Internet services, including personal and business dial up accounts, high speed frame relay connections and web site design. After the World's Fare acquisition and commencing in 1998, the Company began a series of acquisitions designed to rapidly expand its above-described service offerings and its geographic footprint.

     Since the Company entered the retail computer market in 1997, intense competition by large retail chains and manufacturers that sell direct to customers lowered profit margins and captured a large portion of the computer equipment market. As a result, the Company changed its focus and, in June 1999, divested itself of its retail computer sales and service operations by selling PRIORITY SYSTEMS, INC., a wholly owned subsidiary of the Company, back to the original owner of PRIORITY SYSTEMS, INC. for $250,573 of the Company's Common Stock, or 108,850 shares, and a three-year promissory note in the amount of $50,000.

     In 1999, the Company's ISP operations began facing the traditional problems of the industry, including intense competition for customers, which causes high customer turnover rates, and the demand for higher speed services, which requires additional capital expenditures in the face of lower prices. Most of the Company's growth in personal ISP customers came through acquisitions, which was determined to be the most economical way of obtaining additional customers.

     On November 19, 1999, the Company sold substantially all of the assets relating to its Internet access business, including equipment and all of its approximately 7,300 personal and business Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, Wickenburg and Payson, Arizona to Internet Commerce & Communications, Inc. (formerly RMI.NET, Inc.), a Delaware corporation ("ICCX") for approximately $2.75 million in ICCX Common Stock.

     On December 6, 1999, the Company sold substantially all of the assets relating to its virtual telephone service business operations, including equipment and approximately 110 customers, for $47,800. The Company decided to divest itself of its virtual telephone service business operations after determining that the switching equipment necessary for providing the virtual telephone service may have required an additional investment in order to become Year 2000 compliant.

     In May 2000, the Company made a decision to close its communication products division. Revenues for this division had failed to grow as originally anticipated by the Company and intense competition required the Company to accept gross profits of approximately 2% on most sales. The Company terminated all of the employees of this division and returned approximately $2,400,000 of inventory to the manufacturer.

     Effective June 30, 2000, pursuant to a Stock Purchase Agreement, the Company completed the sale of Abcon, Inc. back to one of its original owners. Abcon was originally acquired to supplement the horizontal drilling and boring operations of the broadband engineering and construction division, but it operated on substantial negative cash flow, which the Company could no longer support. Abcon was sold for $714,000, which was paid through assumption of debt and a note to the Company for approximately $263,000.

     In August 2000, the Company decided to abandon its telecommunications division and the NeighborComm services that it was developing. This decision was made after committed funding for expansion of the Company's telecommunications services was withdrawn and the Company concluded that it, like other small telecommunications companies, was unable to adequately compete with major telecommunication companies and consequently unable to attract adequate capital investment to carry out its plan. The Company, therefore, terminated or reassigned all of the employees associated with this division and no longer conducts telecommunication service operations. The Company is attempting to dispose of its competitive local exchange carrier ("CLEC") and related licenses and certain assets associated with this division, all of which have minimal value.

     In August 2000, the Company decided to concentrate solely on its telecommunications services division, OPEC, which provided approximately 80% of the Company's revenues. Therefore, the Company is now exclusively a telecommunications services company. In conjunction with its decision to refocus the Company's business, during the period of September through January 2001, the Company implemented a plan to restructure the Company, reorganize and reduce management, reduce personnel, combine facilities and relocate the Company headquarters to Colorado Springs, Colorado.

     Effective October 6, 2000, pursuant to an Asset Sale and Purchase Agreement, the Company sold its e-commerce business division, Rocket Science Creative, to one of its original owners, R. Tucker Woodbury, for $75,000 cash and the assumption of approximately $68,000 in liabilities. The Company also retained approximately $60,000 of account receivables. This division continued to be a breakeven to unprofitable operation and was inconsistent with the Company's new goal of expanding its telecommunications services business.

     The Company has sustained a net loss of approximately $830,000 on the disposal or abandonment of most of its subsidiaries and divisions described above, and recorded a gain of approximately $1.2 million on the sale of its Internet access business.

     The Company has taken steps to reduce its operating losses through divestiture of the unprofitable business operations described above. In addition, the Company has reduced its entire staff to a minimal number of individuals that are involved in obtaining equity funding, accounting, corporate finance and meeting public reporting requirements. The remaining corporate staff is devoting over 50% of their efforts directly to OPEC, to help manage and expand that operation. The Company has not renewed the lease on its Phoenix headquarters, which expires January 31, 2001, and has moved personnel into existing OPEC facilities in Colorado Springs and Phoenix. The Company has also reduced other corporate operating expenses such as telephones, equipment leases and professional fees.

     In general the Company's revenues and results of operations are not subject to seasonal fluctuations, but operations can be affected by adverse weather conditions.

RESULTS OF OPERATIONS

     See Footnote 3 to the "Financial Statements," which indicates the amounts from all business segments that were reclassified to discontinued operations. The prior year revenues and related items have been adjusted for the effects of reclassifying the revenues and associated costs of the business segments that have now been recorded as discontinued operations in 1999 and 2000.

     The Company's operating loss from continuing operations was $2,524,000 and $4,713,000 and its net loss was $5,275,000 and $4,753,000 for the years ended September 30, 1999 and 2000, respectively.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

CONTRACT REVENUES

     The Company's revenues, excluding revenues attributable to discontinued operations, were $12,936,000 in the year ended September 30, 2000, as compared to $8,663,000 for the year ended September 30, 1999. The Company believes that the increase in revenue is primarily attributable to the Company obtaining substantial construction and maintenance service contracts from a new customer, the Company's expansion of its services into Denver and increased revenues from Phoenix, where the Company commenced operations in 1999.

COSTS OF REVENUES

     Cost of revenues, which includes materials, direct labor costs and depreciation, was $11,851,000 during the year ended September 30, 2000, as compared to $7,083,000 for the year ended September 30, 1999. The increase is attributable to additional revenues being earned by the Company. Gross margins have decreased to 8.4% for the year ended September 30, 2000, from 18.2% for the year ended September 30, 1999. This decline is attributable to minimal gross margins and losses on certain long haul contracts that the Company completed at the beginning of the year. As a result, the Company changed its focus during the year to concentrate its resources on smaller projects and reduce the amount of long haul construction projects. Consequently gross margins have increased to approximately 15% for quarters ended June 30, 2000 and September 30, 2000.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $737,000, or 23.1%, from $3,178,000 in the year ended September 30, 1999, to $3,915,000 in the year ended September 30, 2000. General and administrative expenses increased to support the 49% increase in telecommunication service revenue. Expenses also increased in preparation for growth in telecommunications and convergence technology and Internet services during the first two quarters of fiscal 2000. While general and administrative expenses averaged $1,173,000 per quarter in the first and second quarters of fiscal 2000, general and administrative expenses were reduced $ 483,000 to $690,000 in the fourth quarter. General and administrative expenses increases were primarily: salaries - $273,000, rent - $39,000, insurance - $190,000 and executive severance expense - $234,000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $730,000 in the year ended September 30, 1999, to $839,000 in the year ended September 30, 2000. This increase is attributable to additional amortization of debt issuance cost of $86,000 and depreciation of $23,000 related to additional computer equipment and software purchases.

INTEREST EXPENSE

     Interest expense increased from $240,000 in the year ended September 30, 1999, to $789,000 in the year ended September 30, 2000. This increase is attributable to higher levels of debt necessary to sustain operations and includes $245,000 due to accretion of debt discount from working capital loans.

DISCONTINUED OPERATIONS AND UNUSUAL ITEMS

     During the years ended September 30, 2000 and 1999, the Company divested several of its unprofitable divisions and subsidiaries. The result of these transactions was a non-recurring net loss to the Company from the operations and sales of the business of $41,000 and $2,751,000 for the years ended September 30, 2000 and 1999, respectively.

INCOME TAXES

     The lack of profitable operations have resulted in no income tax benefit, given that the Company's deferred tax assets relating to its net operating losses are fully reserved. Changes in ownership of the Company's Common Stock are expected to limit the Company's ability to fully utilize its net operating loss carryforward benefits in accordance with Section 382 of the Internal Revenue Code. Accordingly, the amount of the Company's net loss carryforward for income tax purposes may be significantly limited.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                       YEAR ENDED SEPTEMBER 30
                                                      --------------------------
                                                         1999           2000
                                                         ----           ----

Net Cash Used in Operating Activities                 $(4,078,000)  $(1,425,000)
Net Cash Provided by (Used in) Investing Activities    (2,386,000)    1,967,000
Change in Net Assets of Discontinued Operations           828,000      (420,000)
Net Cash Provided by Financing Activities               5,224,000        14,000
Ending Cash Balance                                       160,000       296,000
Working Capital Deficit                                (2,051,000)   (5,001,000)

     The Company had net cash used in operating activities of $1,425,000 for the year ended September 30, 2000, compared to $4,078,000 for the year ended September 30, 1999. Net cash used in operating activities was less than the net loss by $3,329,000 during the year ended September 30, 2000, primarily due to $1,542,000 of non-cash charges for depreciation and amortization and favorable working capital changes from increased accounts payable and lower accounts receivable levels. The Company's investing activities provided $1,967,000 and required $2,386,000 during 2000 and 1999, respectively. The primary reason for the decrease in cash used for investing activities in 2000 was the proceeds for the sale of the Internet access business which provided $1,699,000 and the sales of equipment, which aggregated to $604,000. Financing activities provided $14,000 in 2000, and $5,224,000 in 1999. Approximately $100,000 in 2000, and
$2,250,000 in 1999, related to the sale of the Company's Common Stock, and $2,475,000 in 1999, was attributable to net debt proceeds.

     By closing its telecommunications division, the Company has eliminated all of its commitments for equipment and expenses that existed at September 30, 1999, which totaled approximately $1,600,000. In addition by divesting and closing other unprofitable subsidiaries and divisions and reducing overhead, the Company has eliminated the annual need for approximately $1,000,000 in working capital. The Company now believes that existing operations can provide sufficient cash flow to be self-supporting.

     The Company, however, has incurred substantial current debt, including accounts payable, during the past two years, because of its substantial unprofitable operations. A significant portion of the Company's accounts payable and borrowings were incurred from the operation of businesses which have been discontinued. The Company is now negotiating with lenders and vendors to accept discounted and/or extended payment terms and expects to successfully defer or eliminate a portion of this current debt. The Company is also seeking long term loans and equity investment to retire these debts. If the Company is not successful in obtaining such funding, the Company intends to pay these liabilities over the next two years out of its cash flow from existing operations. There is, however, no guarantee that the Company will be successful in obtaining funding to pay these liabilities or that lenders and vendors will accept deferred payment terms and, consequently, lenders and vendors may bring claims against the Company seeking immediate payment of their liabilities.

     OPEC had an existing bank line of credit that was in place prior to the Company's acquisition of OPEC in July 1998. The amount available under the initial line of credit was $480,000, however, on October 16, 2000, the credit limit was reduced to $430,000. As of September 30, 2000, the outstanding balance was $455,000 and at December 31, 2000, the balance was $40,000. The bank terminated the original line of credit as of December 31, 2000.

     In August 1999, OPEC obtained a loan for $1,000,000, which was evidenced by a convertible note which provided that it could be converted into shares of the Company's Common Stock at $2.25 per share. The note bears interest at the rate of 15% per annum and is due September 1, 2001. In July 2000 the note was amended to change the conversion provision to allow up to $444,444 to be converted into shares of the Company's Common Stock at $1.00 per share. In addition the Company agreed to issue 60,000 warrants per month, at $1.00 per share, for a maximum of six months, to the lenders in exchange for their subordination of their collateral under the note to allow the Company to factor invoices to a bank. The subordination agreement ended December 31, 2000 and the Company is currently negotiating with the noteholders to extend the due date of the note and subordinate to additional bank factoring. Mark E. Morley, a director of the Company and his sister-in-law are 10% participants in this loan, as tenants in common. See "Certain Relationships And Related Transactions."

     In October 1999, the Company obtained a loan in the amount of $250,000 from Richard B. McCulloch. The loan bears interest at a rate of 15% per annum, is convertible into Common Stock of the Company at $1.00 per share and the principal and interest due thereunder was payable August 8, 2000. The Company is currently negotiating with the lender to extend the payment terms.

     The Company also obtained a loan in October 1999, in the amount of $500,000 from 12 Square Partners LLC. The loan included interest at a rate of 12% per annum and the principal and interest were due and payable on April 19, 2000. The Company paid this loan in full on March 28, 2000, by transferring shares of ICCX stock that it had acquired from the sale of its ISP, which could not be sold until May and November 2000, at a share value of approximately $10. Because the loan was paid early the lender agreed to forgive all interest accrued on the note.

     On December 28, 1999, the Company obtained a loan of $50,000 from Hare & Co. as Trustee for Financial Institutions Retirement Fund. The note bears interest at 12% and is convertible into 50,000 shares of Common Stock at $1.00 per share. The Company did not pay this promissory note by the extended maturity date of December 1, 2000, nor has it received from the holder any notice of conversion to Common Stock.

     During the year ended September 30, 2000, the Company also sold all of the registered shares of ICCX Common Stock received in consideration of substantially all of the Company's assets relating to its Internet access business. The Company sold all of the 176,000 shares available for approximately $1,600,000, which was used for working capital and payment of accounts payable.

     On September 1, 2000, the Company entered into a stock subscription agreement with Mark E. Morley, a director of the Company and his brother. Under the terms of the agreements they purchased shares of the Company's Common Stock at $0.10 per share by funding $100,000 in September 2000, $100,000 in October 2000, and $50,000 in November 2000. In December 2000, the Company sold additional shares to William H. Peetz, at $0.10 per share, to obtain funds in the amount of $100,000.

     The Company also was party to a stock purchase agreement with Blackwater Capital Partners, L.P. Under the terms of this agreement, Blackwater was to purchase shares of the Company's Common Stock in sufficient amounts to provide funding to the Company in equal traunches of $2,500,000, as requested by the Board of Directors of the Company. Blackwater did not provide any funding under this agreement during the year ended September 30, 2000, and only $250,000 during the year ended September 30, 1999. The Agreement was terminated by mutual consent in June 2000. See "Certain Relationships And Related Transactions."

     The Company plans to continue to expand its business operations in fiscal 2001, which will require more resources than are currently available to the Company. The Company is currently pursuing additional working capital loans, debt restructuring of existing loans and a private equity placement. In the event the Company is unable to obtain additional financing, the Company will not be able to fully undertake its business expansion plan.

     Although the Company had obtained additional funds from the sale of substantially all of the assets of its internet access business, certain working capital loans and equity investments, FutureOne is still dependent upon additional capital resources to enable it to fully carry out its business plan. The Company also needs to extend or replace certain debt facilities that are in default at September 30, 2000. The lack of profitable operations and the need for additional capital have resulted in the report of its independent auditors for the years ended September 30, 1999 and 2000, containing an uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

THE COMPANY'S BUSINESS PLAN REQUIRES ADDITIONAL FUNDING, WHICH MAY NOT BE OBTAINED.

     Although the Company believes that it can maintain its current operating levels based on its existing financing, the Company will require additional funding to fully carry out its business plan and achieve growth and profitability. There is no assurance that such funding will be obtained when required, if at all.

     In addition the Company has incurred substantial current debt, including accounts payable, during the past two years, because of its substantial unprofitable operations. The Company is now negotiating with lenders and vendors to accept discounted and/or extended payment terms and seeking long term loans and equity investment to retire these debts. If the Company is not successful in obtaining such funding, there is no guarantee that the Company will be successful in obtaining funding to pay these liabilities or that lenders and vendors will accept deferred payment terms and, consequently, lenders and vendors may bring claims against the Company seeking immediate payment of their liabilities, which may also prevent the Company from fully carrying out its business plan.

THE COMPANY HAS A HISTORY OF NET OPERATING LOSSES AND MAY INCUR ADDITIONAL NET OPERATING LOSSES.

     The Company has incurred substantial net operating losses and experienced negative cash flow since its inception. The Company lost approximately $4,753,000 in 2000, and $5,275,000 in 1999, which includes discontinued operations. As of September 30, 2000, the Company had an accumulated deficit of approximately $11.6 million. The Company intends to increase its capital expenditures and operating expenses in order to expand its business to current customers and to enter additional geographic regions. As a result, the Company could incur additional net operating losses and negative cash flow during the next year.

THE COMPANY CANNOT PREDICT ITS SUCCESS BECAUSE ITS BUSINESS MODEL IS UNPROVEN.

     The Company has just recently restructured and is focused on expanding its telecommunications infrastructure services. The Company has prepared a new business plan to expand this business segment, but has not yet validated its business model and strategy in the market. The Company believes that the combination of its unproven business model and the highly competitive and fast changing market in which it competes makes it impossible to predict the extent to which the Company's telecommunications services plan will achieve market acceptance and be successful.

AMORTIZATION OF GOODWILL COULD SIGNIFICANTLY IMPACT EARNINGS FOR THE NEXT EIGHT YEARS.

     Because of the Company's acquisition of OPEC, goodwill associated with this acquisition comprises 41% of the Company's total assets as of September 30, 2000. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets. The Company is required to amortize the $6,939,000 in goodwill resulting from this acquisition, which was accounted for as a purchase, for a period of ten years, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. The Company anticipates that amortization of this goodwill will adversely impact earnings for the next eight years and possible writedowns or adjustments in any period could significantly adversely impact earnings in such period.

THE COMPANY'S BUSINESS MAY SUFFER IF IT DOES NOT EFFECTIVELY COMPETE IN THE MARKET FOR TELECOMMUNICATIONS INFRASTRUCTURE SERVICES.

     The telecommunications infrastructure services industry is highly competitive, highly fragmented and includes numerous small, owner-operated private companies and several large regional and national companies. There are few barriers to entry into the industry and as a result, any organization that has adequate financial resources and access to technical expertise may become one of its competitors.

     The Company must compete with companies such as Quanta Services, Inc., MasTec, Inc. and DyCom Industries, Inc., which have substantially greater resources than the Company.

     In order to obtain contracts, FutureOne must often engage in highly competitive bidding, where the price of the contractor's bid historically is a principal factor in determining whether the contractor is awarded the work. Smaller competitors are sometimes able to win bids based on price alone due to their lower overhead costs, while larger competitors can win bids on other factors, such as reputation and proven ability to handle large jobs.

     The Company also faces competition from the in-house service organizations of its existing or prospective customers. Telecommunications, cable television and electric power service providers usually employ personnel who perform some of the same types of services as the Company. The Company cannot be certain that its existing or prospective customers will continue to outsource services in the future.

     An increase in competition could result in price reductions and other competitive factors that could cause the Company to lose market share. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY SERVES A LIMITED NUMBER OF CUSTOMERS IN A LIMITED INDUSTRY.

     The Company derives, and anticipates that it will continue to derive, a substantial portion of its revenue from customers in the telecommunications industry. The telecommunications industry has been characterized by a high level of consolidation that may result in the loss of one or more customers.

     The Company currently depends upon a small group of key customers. The Company believes that a substantial portion of its contract revenues and operating income will continue to be derived from a concentrated group of key customers. The loss of any key customer, if not replaced, could have a material adverse effect on the Company's business.

THE COMPANY'S CONTRACTS ARE OFTEN NON-RECURRING, SUBJECT TO RE-BID AT EXPIRATION AND CANCELABLE ON SHORT NOTICE.

     The  Company   provides  a  significant   portion  of  its  services  on  a
non-recurring, project by project basis and there is no assurance that the Company will be able to continue obtaining additional jobs.

     Many of the Company's contracts, including master service contracts, are opened to public bid at the expiration of their term, and price is often an important factor in the award of these agreements. The Company has no assurance that it will be the successful bidder on these existing contracts as they come up for bid.

     Many customers have the right to cancel long-term contracts with the Company on short notice, typically 90 to 180 days, even if the Company is not in default under the contract. As a result, these contracts do not give the assurances that long-term contracts typically provide.

     The loss of any key contract, if not replaced, could have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP has audited the Company's financial statements for the years ended September 30, 1999, and 2000. There have been no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events regarding the Company's 1999, and 2000, fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning the Company's executive officers and directors. Except as otherwise noted, none of the executive officers are directors or officers of any publicly owned corporation or entity.

      NAME            AGE                     POSITION
      ----            ---                     --------
Donald D. Cannella    31     Director, President and Chief Executive
                             Officer; Director, President - OPEC CORP.

Mark E. Morley        41     Director

Ralph R. Zanck        49     Treasurer, Chief Financial Officer; Acting
                             Chief Financial Officer - OPEC CORP.

Bruce A. Robson       44     Vice President, Secretary

Daniel J. Romano      37     Vice President, Secretary and Director - OPEC CORP.

     The term of office of each director of the Company is for one year and until his or her successor is elected at the annual shareholder's meeting and is qualified, subject to removal by the shareholders. All officers serve at the pleasure of the Company's Board of Directors and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

     DONALD D. CANNELLA has served as a Director of the Company since August 1998. He became Executive Vice President on September 1, 2000 and President and Chief Executive Officer on January 12, 2001. Mr. Cannella also has been the President of OPEC since October 1995. Prior to founding OPEC, Mr. Cannella served as a Project Manager for Greenbar Corporation, where he managed Local Area Networks and Wide Area Networks ("LAN/WAN") and fiber optic project installations from 1993 until 1995. From 1992 until 1993, Mr. Cannella was a technician for Tricom Communications where he was involved in the installation of key systems, PBX and switching equipment. He also served as a foreman for Silicon Mountain Communications, from 1988 until 1992, where he was responsible for all applications of fiber optic, CATV, and Telecommunications underground construction. He has attended AT&T key systems and fiber optic splicing schools.

     MARK E. MORLEY was appointed as a Director of the Company on September 20, 2000. Mr. Morley is co-founder of Morley Companies, Inc., a leading real estate developer in Colorado Springs, Colorado where he has been employed since 1993. He is the founder and owner of Coconut Telegraph Communications, LLC, a company involved in wireless telecommunications and antenna towers. Previously, Mr. Morley co-founded the Senior Professional Baseball League and served as a consultant for the development of the Denver International Airport. He also sits on the Board of Directors for several private companies.

     BRUCE A. ROBSON was appointed as Vice President of the Company in October 1999 and Corporate Secretary in September 2000. Since early 1999, he was the Vice President in charge of Telecommunications Development, responsible for the development of the Company's CLEC operations and the deployment of DSL and convergence technology until the Company restructuring in 2000. Mr. Robson was President of a wholesale distributor of data communications equipment, which he acquired in 1995, until it was acquired by the Company in 1998. From 1983 until 1995, Mr. Robson was a National Director of Sales for Gabriel Ride Control Products, Inc. Mr. Robson also served as Executive Vice President of TL Industries, Inc., an automotive parts and repair company. Mr. Robson has over 20 years experience in positions of operations, sales and marketing management.

     RALPH R. ZANCK has been the Vice President of Finance since December 1999, and the Treasurer and Chief Financial Officer since September 2000. Mr. Zanck is a Certified Public Accountant and a graduate of Augustana College with a Masters degree in accounting. He was most recently a Division Controller at MicroAge, Inc., a technology solutions provider based in Tempe, Arizona from 1996 to 1999. Prior to that Mr. Zanck was promoted to positions of increasing financial management responsibility with Caremark International, a healthcare provider, and Baxter Healthcare Corporation, a major pharmaceutical and hospital supply company headquartered in Deerfield, Illinois, where he was employed from 1980 to 1995 Mr. Zanck has over 20 years experience in positions of operations, finance and management

     DANIEL J. ROMANO is the Vice President and Secretary of OPEC, where he has been employed since 1995. Mr. Romano has a degree in computer sciences from Rutgers College. Mr. Romano has extensive experience in data communications including supervising the installation of CATV for the cities of Longmont and Thorton, Colorado, is certified in AT&T's Structured Cable Systems and now is in charge of all OPEC field operations.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following tables set forth the compensation received for services rendered to the Company or its subsidiaries in all capacities during the fiscal years ended September 30, 2000, 1999 and 1998 by the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 (the "Named Executive Officers"), which includes salary and bonuses earned during the fiscal year ended September 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                     SECURITIES UNDERLYING
      NAME AND PRINCIPAL POSITION           YEAR      SALARY ($)        BONUS         WARRANTS/OPTIONS (#)
      ---------------------------           ----      ----------        -----         --------------------
Donald D. Cannella (1)                      2000       $146,928             --             2,000,000(3)
 President and Chief Executive Officer      1999       $129,043       $252,263(2)            217,000(4)
 President OPEC CORP.                       1998       $ 20,769             --                    --

Earl J. Cook (5)                            2000       $151,923             --             2,000,000(3)
 Former President and                       1999       $ 83,078             --               245,000(7)
 Chief Executive Officer                    1998       $ 12,308             --(6)                 --

Kendall Q. Northern (8)                     2000                            --               304,000(9)
 Former President and                       1999       $ 98,461             --                    --
 Chief Executive Officer                    1998       $ 40,615             --(6)                 --

Bruce A Robson (10)                         2000       $ 92,789       $ 27,000             1,000,000(11)
 Vice President and Secretary               1999       $ 53,653             --                50,000(12)
                                            1998       $    -0-             --                    --

Daniel J. Romano (13)                       2000       $146,928             --             1,000,000(11)
 Vice President and Secretary               1999       $129,043       $198,638(2)            118,000(14)
 OPEC CORP.                                 1998       $ 20,769             --                    --

----------
(1) Mr. Cannella is a Director and was elected as President and Chief Executive Officer of the Company, on January 10, 2001, and is the President of OPEC, which the Company acquired on July 29, 1998.

(2) Represents a one-time bonus for past performance paid in fiscal 1999 but accrued for services provided prior to the Company's acquisition of OPEC on July 29, 1998.

(3) Effective October 1, 2000, Mr. Cook and Mr. Cannella were each granted warrants to purchase 2,000,000 shares of Common Stock at $0.20 per share, as part of the Company's reorganization and restructuring. Under the terms of a Severance Agreement, dated January 12, 2001, Mr. Cook agreed to surrender this warrant and other warrants and options for a fully vested warrant to purchase 1,000,000 shares of Common Stock at $0.15 per share.

(4) Mr. Cannella was granted options to purchase 217,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders.

(5) Mr. Cook was elected President and Chief Executive Officer of the Company effective November 23, 1999 and resigned as President and Chief Executive Officer effective January 12, 2001. Pursuant to the terms of his Severance Agreement, Mr. Cook will receive a separation payment of $90,000 payable in 12 equal monthly payments of $5,000, and 12 equal monthly payments of $2,500, and certain other consideration. See "Certain Relationships And Related Transactions."

(6) On September 30, 1998, Mr. Northern and Mr. Cook were each granted warrants to purchase 205,406 shares of Common Stock at $2.93 per share, as bonuses under their employment agreements. As part of his Severance Agreement Mr. Cook agreed to forfeit this and other warrants.

(7) Mr. Cook was granted options to purchase 245,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders. As part of his Severance Agreement Mr. Cook agreed to forfeit these options.

(8) Mr. Northern resigned as President and Chief Executive Officer of the Company effective November 23, 1999. Pursuant to the terms of his Severance Agreement, Mr. Northern received (i) a separation payment of $100,000 payable in 12 equal monthly payments, (ii) a lump sum payment of $50,000 and (iii) certain other consideration. See "Certain Relationships And Related Transactions."

(9) Mr. Northern was granted options to purchase 304,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999 at the Company's 1999 Annual Meeting of Stockholders.

(10) Mr. Robson has been Vice President of the Company since October 15, 1999, and was elected Secretary on September 1, 2000. On January 15, 2001, the Company provided a 30 day written notice to Mr. Robson to terminate his Employment Agreement.

(11) Effective October 1, 2000, Mr. Robson and Mr. Romano were each granted warrants to purchase 1,000,000 shares of Common Stock at $.20 per share, as part of the Company's reorganization and restructuring.

(12) Mr. Robson was granted options to purchase 50,000 shares of Common Stock for $4.50 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders.

(13) Mr. Romano is Vice President and Secretary of OPEC since 1996, and is considered a Named Executive Officer based on the Company's reorganization as of September 1, 2000.

(14) Mr. Romano was granted options to purchase 118,000 shares of Common Stock for $4.50 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders.

WARRANT GRANTS

     The following warrant grants were awarded to Named Executive officers during the year ended September 30, 2000.

                       WARRANT GRANTS IN LAST FISCAL YEAR

                     NUMBER OF SECURITIES    PERCENT OF TOTAL WARRANTS
                          UNDERLYING          GRANTED TO EMPLOYEES IN     EXERCISE
    NAME               WARRANTS GRANTED             FISCAL YEAR             PRICE        EXPIRATION DATE
    ----               ----------------             -----------             -----        ---------------
Donald D. Cannella        2,000,000(1)                 22.22%               $0.20      September 30, 2007
Earl J. Cook              2,000,000(2)                 22.22%               $0.20      September 30, 2007
Bruce A. Robson           1,000,000(3)                 11.11%               $0.20      September 30, 2007
Daniel J Romano           1,000,000(4)                 11.11%               $0.20      September 30, 2007

----------
(1) Mr. Cannella was granted warrants to purchase 2,000,000 shares of Common Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000.

(2) Mr. Cook was granted warrants to purchase 2,000,000 shares of Common Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000. Under the terms of a Severance Agreement, dated January 12, 2001, Mr. Cook agreed to surrender this warrant and other warrants and options for a fully vested warrant to purchase 1,000,000 shares of Common Stock at $0.15 per share.

(3) Mr. Robson was granted warrants to purchase 1,000,000 shares of Common Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000.

(4) Mr. Romano was granted warrants to purchase 1,000,000 shares of Common Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000.

1999 KEY EMPLOYEE STOCK OPTION PLAN

     The Company's 1999 Key Employee Stock Option Plan (the "1999 Stock Option Plan") was approved by the Company's Board of Directors and became effective on April 30, 1999. On July 18, 1999, the Company awarded options to purchase 1,039,050 shares to employees at an exercise price of $4.50 per share and 766,000 shares to executive officers at an exercise price of $4.95 per share. All grants were made subject to the approval of the 1999 Stock Option Plan by the Company's stockholders, which were received at the Company's 1999 Annual Meeting of Stockholders held on November 23, 1999. During the year ended September 30, 2000, the Company awarded options to employees to purchase 632,000 shares at prices ranging from $.20 to $2.6875 and 90,000 grants were awarded to executive officers at $1.00 per share. As of January 12, 2001, 920,250 total options have been canceled due to termination of the employee and 335,567 options are vested. The following is a summary of certain terms and provisions of the 1999 Stock Option Plan. This summary does not purport to be a complete description of the 1999 Stock Option Plan and is subject to the detailed provisions of, and is qualified in its entirety by reference to, the 1999 Stock Option Plan.

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

     Under the 1999 Stock Option Plan, the Company may grant options that are intended to qualify as Incentive Stock Options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Non-Statutory Stock Options"). The Incentive Stock Options are not transferable except by will or the laws of descent and distribution. Non-Statutory Stock Options may be transferred pursuant to terms and conditions established by the Board. In conjunction with the Company's Incentive Stock Option Agreement ("Incentive Stock Option Plan"), Incentive Stock Options shall not be exercisable after the expiration of ten years from the date of grant or upon an earlier expiration date as a result of the retirement or the death of the Optionee. Options held by an Optionee who ceases to be employed by the Company for any reason other than retirement or death shall not be exercisable after the date employment terminates. Also, in consideration of the Company granting the option, an Optionee agrees that he will remain in the employ of the Company for a period of not less than one year from the date of grant of the option, unless his employment shall be terminated on the account of incapacity or with the consent of the Company.

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

COMPENSATION OF DIRECTORS

     All directors of the Company previously received a director's fee of $2,500 per month for serving on the Company's Board of Directors. Payment of these director fees was terminated on June 1, 2000 by mutual agreement of the existing directors. Directors are reimbursed for actual out-of-pocket travel expenses to attend meetings of the Company's Board of Directors.

     In addition to the standard director's fee paid to the Company's directors, Alan P. Hald received additional consideration for his service to the Company as Chairman of the Board of Directors pursuant to an agreement with the Company, which was effective January 1, 2000, and extended to December 31, 2000. Such consideration includes an additional $7,500 per month, a one-time bonus of $10,000 and warrants to purchase 70,000 shares of the Company's Common Stock, at $1.00 per share, for each of the first twelve months of Mr. Hald's service to the Company. In addition, Mr. Hald could have received transaction bonuses upon the occurrence of certain events. See: EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company entered into a Severance Agreement with Earl J. Cook dated January 12, 2001 (the "Cook Severance Agreement"). Under the terms of the Cook Severance Agreement, Mr. Cook agreed to resign as President and Chief Executive Officer and a Director of the Company in exchange for (i) a separation payment in the amount of $90,000 payable in 12 equal monthly installments of $5,000 and 12 equal monthly payments of $2,500, (ii) an immediate payment of unpaid directors fees in the amount of $10,000, prior out of pocket travel expenses and
(iii) certain other considerations including an exchange of a new, fully vested, warrant to purchase 1,000,000 shares of the Company's Common Stock at $0.15 per share. Under the Cook Severance Agreement, Mr. Cook agreed to (i) certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until January 12, 2003, (ii) surrender of 2,205,406 warrants and 245,000 options previously issued to him and (iii) to provide services to the Company on a limited basis for the next six months.

     The Company entered into a Severance Agreement with Steven R. Green dated January 10, 2001 (the "Green Severance Agreement"). Under the terms of the Green Severance Agreement, Mr. Green agreed to resign as Chairman of the Board and a Director of the Company in exchange for (i) an immediate payment of unpaid directors fees in the amount of $10,000, (ii) $5,000 in compensation for services to be performed during January 2001, and (iii) certain other considerations including the immediate vesting of the 2,000,000 warrants issued October 1, 2000. Under the Green Severance Agreement, Mr. Green agreed to (i) certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until January 10, 2002 and (ii) to enter into a non-exclusive agreement with the Company to act as financial advisor to the Company.

     Alan P. Hald, former Chairman of the Board of Directors of the Company, resigned as an employee and member of the Board of Directors of the Company. The resignation was pursuant to the terms of an Employment Separation Agreement by and between the Company and Mr. Hald effective as of June 1, 2000. The Separation Agreement provides for: (i) the lump sum payment of $70,000 representing Mr. Hald's base salary through the end of term of the Employment Agreement to be made in accordance with the terms of a Convertible Promissory Note; (ii) accrued benefits required to be provided by the terms of any Company sponsored benefit plans or programs; (iii) warrants to purchase 490,000 shares of Common Stock of the Company which equal the amount Mr. Hald would have received through the full term of the Employment Agreement; and (iv) payment of a transaction bonus in the cash amount of 1% of the transaction and an amount of warrants, equal to the bonus amount divided by the strike price of $1.00 per share of the warrant upon the occurrence of certain events, including, without limitation the closing of a public offering, private placement, sale or merger of the Company in an aggregate amount valued at least $10,000,000 before January 1, 2001.

     The Company entered into a Severance Agreement with Kendall Q. Northern effective as of November 23, 1999 (the "Northern Severance Agreement"). Under the terms of the Northern Severance Agreement, Mr. Northern agreed to resign as President and Chief Executive Officer and a Director of the Company in exchange for (i) a separation payment in the amount of $100,000 payable in 12 equal monthly installments, (ii) a lump sum cash payment in the amount of $50,000 and
(iii) certain other considerations. Under the Northern Severance Agreement, Mr. Northern agreed to certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until November 23, 2000.

     Donald D. Cannella is currently employed by OPEC, a wholly owned subsidiary of the Company, under an employment agreement that became effective August 1, 1998. The employment agreement sets forth the basic terms of Mr. Cannella's employment as President of OPEC, including salary, bonus, employment duties and employee benefits. The agreement has a term of five years with automatic one year renewal periods and is terminable by either party at the beginning of each renewal period with 30 days prior notice to the other party.

     Bruce A. Robson is currently employed by the Company under an employment agreement that became effective January 1, 1999. The employment agreement sets forth the basic terms of Mr. Robson's employment as Vice President of the Company including salary, bonus, employment duties and employee benefits. The agreement has a term of 3 years with automatic one year renewal periods and is terminable with 30 days prior notice to the other party. On January 4, 2000, the agreement was amended to add the following provision: If there is a substantial change in ownership or control and Mr. Robson is thereafter terminated, without cause, within 120 days of such change, Mr. Robson shall be paid an additional severance amount equal to six months salary, based on Mr. Robson's salary at the time of termination. On January 15, 2001, the Company provided a 30 day written notice to Mr. Robson to terminate his Employment Agreement.

     Ralph R. Zanck is currently employed by the Company under an employment agreement that became effective December 6, 1999. The employment agreement sets forth the basic terms of Mr. Zanck's employment as Treasurer and CFO of the Company, including salary, bonus, employment duties and employee benefits. The agreement has a term of 3 years with automatic one year renewal periods and is terminable with 30 days prior notice to the other party. On March 27, 2000, the agreement was amended to add the following provision: If there is a substantial change in ownership or management control and Mr. Zanck is thereafter terminated, without cause, within 180 days of such change, Mr. Zanck shall be paid: (i) an additional severance amount equal to six months salary, based on Mr. Zanck's salary at the time of termination; (ii) the equity or debt funding bonus for any such funding received within 12 months of termination; (iii) a prorated performance bonus and (iv) all stock options granted, or to be granted, under this contract shall be immediately earned and remain in full force and effect under their contractual terms and not be subject to cancellation under their termination of employment clauses.

     Daniel J. Romano is currently employed by OPEC under an employment agreement that became effective August 1, 1998. The employment agreement sets forth the basic terms of Mr. Romano's employment as Vice President of OPEC, including salary, bonus, employment duties and employee benefits. The agreement has a term of five years with automatic one year renewal periods and is terminable by either party at the beginning of each renewal period with 30 days prior notice to the other party.

     Pursuant to the terms of the Company's 1999 Key Employee Stock Option Plan and the stock option agreements relating thereto, the Company has agreed, that all outstanding options granted under the 1999 Key Employee Stock Option Plan vest automatically in the event of a change of control of the Company. For purposes of the Company's 1999 Key Employee Stock Option Plan, the term "change in control" means the first to occur of the following events:

     (i) The acquisition by any unrelated person of beneficial ownership (as that term is used for purposes of the Securities Exchange Act of 1934 (the "Act") of 20% or more of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors. The term "unrelated person" means any person other than (x) the Company and any subsidiary, (y) an employee benefit plan or trust of the Company or any subsidiary, and
          (z) a person who acquires stock of the Company pursuant to an agreement with the Company that is approved by the Board in advance of the acquisition, unless the acquisition results in a Change of Control pursuant to section (ii) below. For purposes of this subsection, a "person" means an individual, entity, or group or any affiliated persons, as that term is used for purposes of the Act, or

     (ii) Any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, if the result of such transaction is that the persons who were directors of the Company before such transaction shall cease to constitute a majority of the Board of the Company or any successor to the Company.

     Pursuant to the terms of warrants issued to executive management of the Company on October 1, 2000, the Company has agreed, that all outstanding warants, which are subject to a three year vesting schedule, may be accelerated under certain conditions, including the event of a change of control of the Company. For purposes of the warrants, the term "change in control" means the first to occur of the following events:

     (i) The acquisition by any unrelated person of beneficial ownership (as that term is used for purposes of the Securities Exchange Act of 1934 (the "Act")) of 49% or more of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors. The term "unrelated person" means any person other than (a) the Company and any subsidiary, (b) an employee benefit plan or trust of the Company or any subsidiary, and
          (c) a person who acquires stock of the Company pursuant to an agreement with the Company that is approved by the Board in advance of the acquisition, unless the acquisition results in a Change of Control pursuant to section (ii) below. For purposes of this subsection, a "person" means an individual, entity, or group or any affiliated persons, as that term is used for purposes of the Act, or

     (ii) Any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions, if the result of such transaction is that the persons who were directors of the Company before such transaction shall cease to constitute a majority of the Board of the Company or any successor to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the numbers of shares and percentage of all shares of the Company's Common Stock outstanding as of January 12, 2001, held by
(i) any person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.

        NAME AND ADDRESS                      AMOUNT & NATURE OF      PERCENT OF
     OF BENEFICIAL OWNER (1)                   BENEFICIAL OWNER        CLASS (2)
     -----------------------                   ----------------        ---------

     5% STOCKHOLDERS

     Steven R. Green (3)                         3,430,000(4)           17.54%
     Earl J. Cook (5)                            2,675,000(6)           15.33%
     Muluha Limited (7)                          1,275,000(8)            7.56%
     William H. Peetz (9)                        1,000,000               6.08%

     DIRECTORS AND OFFICERS

     Donald D. Cannella                          1,734,255(10)          10.32%
     Mark E. Morley                              2,168,000(11)          13.16%
     Ralph R. Zanck                                 10,000(12)            *
     Bruce A. Robson                               158,973(13)            *
     Daniel J. Romano                              701,882(14)           4.26%

     All Executive Officers and Directors
     as a Group (7 Persons)                      4,773,110(15)          28.26%

----------
*    Represents beneficial ownership of less than 1%.

(1) Except as otherwise indicated, each holder may be reached through the Company at 1880 Office Club Pointe, Suite 2000, Colorado Springs, CO 80920-5002.

(2) The percentages shown are calculated based upon 16,454,301 shares of Common Stock outstanding on January 12, 2001. The numbers and percentages shown include the shares of Common Stock actually owned as of January 12 2001, and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of January 12, 2001, upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3)  Mr. Green's address is 1800 Glenview Rd., Glenview, Illinois 60025

(4) Includes 330,000 shares of Common Stock held by Blackwater Capital Partners, L.P. and 1,100,000 shares of Common Stock that Blackwater Capital Partners, L.P., may acquire upon the exercise of warrants exercisable within 60 days of January 12, 2001. As the managing partner of Blackwater Capital Partners, L.P., Mr. Green has investment power with respect to such shares. Also Includes 2,000,000 shares of Common Stock that Mr. Green may acquire upon the exercise of warrants exercisable within 60 days of January 12, 2001

(5)  Mr. Cook's address is 7169 State Highway 2 W.,  DeFuniak  Springs,  Florida
     32433

(6) Includes 1,000,000 shares of Common Stock that Mr. Cook may acquire upon the exercise of warrants and vested stock options exercisable within 60 days of January 12, 2001

(7) Muluha Limited's address is Dean House, Anderson Centre, Spitfire Close, Ermine Business Centre, Huntingdon, Cambs PE29 6XY. Peter Holmes and Stephen Dean are directors of Muluha Limited, and have investment power with respect to the shares held in the name of Muluha Limited.

(8) Includes 400,000 shares of Common Stock that Muluha Limited may acquire upon the exercise of warrants exercisable within 60 days of January 12, 2001.

(9)  Mr. Peetz address is 3925 Hill Cr., Colorado Springs, Colorado 80904.

(10) Includes 20,000 shares of Common Stock held by Mr. Cannella as custodian for his minor children and 350,104 shares of Common Stock that may be acquired upon the exercise of vested stock options and warrants exercisable within 60 days of January 12, 2001.

(11) Includes 18,000 shares of Common Stock that Mr. Morley may acquire upon the exercise of warrants exercisable within 60 days of January 12, 2001.

(12) Includes 10,000 shares of Common Stock that Mr. Zanck may acquire upon the exercise of vested stock options exercisable within 60 days of January 12, 2001.

(13) Includes 50,000 shares that vested equally on January 1, 2000, and January 1, 2001, under an employment agreement and includes 16,665 shares of Common Stock that may be acquired upon the exercise vested stock options exercisable within 60 days of January 12, 2001. Under the employment agreement an additional 25,000 shares have been issued, which may vest January 1, 2002 and are not included herein.

(14) Includes 5,000 shares of Common Stock held by Mr. Romano as custodian for his minor children and 39,329 shares of Common Stock that may acquired upon the exercise of vested stock options exercisable within 60 days of January 12, 2001.

(15) Includes 434,099 shares of Common Stock that such executive officers and directors may acquire upon the exercise of warrants and vested stock option exercisable within 60 days of January 12, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In July 1998,  the Company  entered into a Stock  Purchase  Agreement  with
Blackwater Capital Partners, L.P. and Blackwater Capital Group, L.L.C. (collectively, "Blackwater"). Steven R. Green, a former director and Chairman of the Board of the Company, is the managing partner of Blackwater Capital
Partners, L.P. Pursuant to the Stock Purchase Agreement, Blackwater Capital agreed to immediately purchase for $375,000 certain securities of the Company consisting of an aggregate of 300,000 shares of Common Stock for $1.25 per share and warrants to purchase 150,000 shares of Common Stock with an exercise price of $3.00 per share, which expired in May 1999, after the original expiration date was extended for six months by the Company. In addition, Blackwater Capital agreed to purchase, or cause to be purchased, up to 3,211,000 shares of Common Stock from the Company and 100,000 shares of Common Stock from each of Kendall
Q. Northern and Earl J. Cook, former Executives of the Company, at a minimum price of $2.93 per share for a total investment of approximately $10,000,000 and a total sale of up to 3,411,000 shares of Common Stock. In connection with the transactions contemplated by the Stock Purchase Agreement, Blackwater Capital was issued warrants to purchase 1,700,000 shares of the Company's Common Stock exercisable at any time after vesting at a price of $1.00 per share. The warrants are non-callable and were to vest from time to time as Blackwater Capital completed the purchase of shares of Common Stock under the Stock Purchase Agreement. Blackwater Capital was granted certain registration rights with respect to all shares of Common Stock and warrants held by Blackwater Capital pursuant to the Stock Purchase Agreement.

     The Stock Purchase Agreement provided that Blackwater would purchase or cause to be purchased by third party investors up to 3,411,000 shares of the Company's Common Stock. After the first $2,500,000 was received from Blackwater, the Company had the option to refuse further funding, in which case all of the non-vested warrants would immediately vest. In addition, Blackwater had the right to raise the remaining $7,500,000 through a public offering of the shares of Common Stock that it was committed to buy.

     Blackwater had purchased 177,605 shares from the Company for its own account at a purchase price of $2.93 per share, which were subsequently sold to third party investors with the Company's consent for less than $2.93 per share. The Company engaged in the sale of 1,000,000 shares at $2.30 per share and 200,000 shares at $1.25 per share. In connection with the sale of the 1,000,000 shares, Blackwater also assigned 400,000 of their vested warrants to the investor and 100,000 warrants to the broker.

     In June 2000, the Company and Blackwater reached a mutual agreement to terminate the Stock Purchase Agreement and enter into a consulting agreement whereby Blackwater would provide financial consulting services to the Company for the following six months. In exchange for the termination of the existing agreement and services to be provided under the new agreement, the Company issued 330,000 shares of its Common Stock to Blackwater and agreed to vest the 1,050,000 warrants previously issued to Blackwater, which originally vested incrementally upon Blackwater funding the full amount of the Stock Purchase Agreement or the Company refusing further funding from Blackwater under the Agreement.

     In connection with the Company's acquisition of OPEC, the Company assumed a lease for office space that is owned by a partnership controlled by Donald D. Cannella, the President, Chief Executive Officer and a Director of the Company and President of OPEC. Payments under the lease are currently $5,500 per month. Although the lease expires in January 2001, it automatically renews for successive one-year periods unless terminated by one of the parties to the lease.

     In August 1999, OPEC obtained a two-year working capital loan from Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA, John M. Ventimiglia, and Robin L. Morley & Mark E. Morley for $1,000,000. The loan is personally guaranteed by Donald D. Cannella, the President, Chief Executive Officer and a Director of the Company. In July 2000, Mr. Cannella and Daniel J. Romano, a Vice President of OPEC, voluntarily agreed to transfer 60,000 shares of Common Stock, owned by them, to the lenders, in order to induce the lenders to subordinate their collateral to other financing that had been obtained by OPEC. The Company also issued 360,000 warrants to purchase shares of the Company's Common Stock, at $1.00 per share, in order to induce the lenders to subordinate their collateral to other financing that had been obtained by OPEC. Mark E. Morley, a director of the Company and his Sister-in-Law are 10% participants in the loan, as tenants in common, and accordingly received 36,000 of the warrants issued by the Company in this transaction

     On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern under which the Company's employment contract with Mr. Northern was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company, and all of its affiliates, and agreed not to compete with the Company in Arizona and Colorado for a period of one year. In consideration for execution of the Severance Agreement, the Company agreed to immediately pay a one-time sum of $50,000 and a one year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to (i) retain certain Company property already in his possession valued at approximately $17,500 and (ii) exchange 200,000 shares of the Company's Common Stock owned by Mr. Northern for 47,031 shares of ICCX Common Stock obtained by the Company from the sale of substantially all of its assets relating to its Internet access business. Under a mutual agreement Mr. Northern exchanged 184,000 shares of the Company's Common Stock for 43,004 shares of ICCX stock. The Company has not paid the last seven monthly separation installment payments, totaling $58,331.

     On or about May 10, 2000, the Company became aware of two Employment Agreements and an amendment to an existing employment contract that were entered into by the former President, Kendall Northern with three of the Company's employees. The three employees are all related to Mr. Northern and included his brother, Michael Northern, his sister-in-law, Gail Northern, who was the director of human resources, and his nephew Bradley Black. Each of the agreements include a clause stating the employee is to be paid $100,000 if terminated without cause. For unrelated reasons, two of the employees were terminated and the Company received a formal demand for payment of $100,000 each from their counsel. The Company has settled the claims of these two employees by allowing their stock options for a total of 50,700 shares, that were granted
July 18, 1999, to remain in effect at a lowered exercise price of $.50 per share. The remaining employee has voluntarily waived any claim for such payment as part of a termination agreement entered into with the Company in September 2000.

     Effective May 12, 2000, the Company entered into NeighborComm Service Agreement, First Amendment to NeighborComm Service Agreement and Letters of Understanding by and among the Company, Morley Family Investments, LLLP, a Colorado limited liability partnership, ROCOLO VI, LLC, a Colorado limited liability company, Ridgeview Devp., LLC, a Colorado limited liability company and/or Ray O'Sullivan, an individual (collectively the "Ridgeview Group"), ROCOLO VI, LLC is controlled by Mark E. Morley, a director of the Company and Morley Family Investments, LLLP is controlled by Mr. Morley's brother.

     Pursuant to the NeighborComm Agreements, the Company contracted to provide bundled voice, video and data communications, a community Intranet and a virtual community portal (together branded as the "NeighborComm System" or
"NeighborComm"), to purchase infrastructure from the Ridgeview Group with Common Stock and warrants and to provide other Common Stock and warrant incentives to the Ridgeview Group relating to the installation of the NeighborComm System and the promotion of NeighborComm to builders and residents in the development being serviced by the Company.

     The NeighborComm Agreements also provide that the Ridgeview Group may, at its option, terminate the Agreements if the Company had not raised $3,000,000 in equity, debt or other financing within 90 calendar days after the effective date of the Agreements which was August 10, 2000. Additionally, the Ridgeview Group may, at its option, terminate the Agreements if the Company has not registered up to 100,000 shares of Common Stock to be held by the Ridgeview Group, as freely tradable stock, within 120 calendar days after the effective date of the Agreements which was September 9, 2000.

     The Company did not raise the $3,000,000 in capital or register the shares as required by the Agreement in the time specified in the Agreement and the Company has closed its telecommunications and convergence technology division and cannot supply the services required under the Agreement. The Company has not issued any Common Stock or warrants that could have been earned by the Ridgeview Group under the Agreement and the Company and the Ridgeview Group are currently negotiating a mutual cancellation of the Agreement. It is anticipated that under the mutual cancellation agreement the Company will transfer ownership of a telecommunications equipment vault, with an original cost to the Company of $45,000, to the Ridgeview Group.

     Alan P. Hald, former Chairman of the Board of Directors of the Company, resigned as an employee and member of the Board of Directors of the Company pursuant to an Employment Separation Agreement by and between the Company and Mr. Hald effective as of June 1, 2000. The Separation Agreement provides for:
(i) the lump sum payment of $70,000 representing Mr. Hald's base salary through the end of term of the Employment Agreement to be made in accordance with the terms of a Convertible Promissory Note; (ii) accrued benefits required to be provided by the terms of any Company sponsored benefit plans or programs; (iii) warrants to purchase 490,000 shares of common stock of the Company which equal the amount Mr. Hald would have received through the full term of the Employment Agreement; and (iv) payment of a transaction bonus in the cash amount of 1% of the transaction and an amount of warrants, equal to the bonus amount divided by the strike price of $1.00 per share of the warrant upon the occurrence of certain events, including, without limitation the closing of a public offering, private placement, sale or merger of the Company in an aggregate amount valued at $10,000,000 or more before January 1, 2001. The Company has not paid the Promissory Note of $70,000, which was due September 1, 2000.

     In September 2000, the Company issued 2,500,000 shares of its Common Stock, to Mark E. Morley, a director of the Company and his brother, in exchange for $100,000 and a subscription for $150,000. The subscription was subsequently paid in October and November 2000.

     The Company entered into a Severance Agreement with Earl J. Cook dated January 12, 2001 (the "Cook Severance Agreement"). Under the terms of the Cook Severance Agreement, Mr. Cook agreed to resign as President and Chief Executive Officer and a Director of the Company in exchange for (i) a separation payment in the amount of $90,000 payable in 12 equal monthly installments of $5,000 and 12 equal monthly payments of $2,500, (ii) an immediate payment of unpaid directors fees of $10,000, out of pocket travel expenses and (iii) certain other considerations including an exchange of a new, fully vested, warrant to purchase 1,000,000 shares of the Company's Common Stock at $0.15 per share. Under the Cook Severance Agreement, Mr. Cook agreed to (i) certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until January 12, 2003, (ii) surrender of 2,205,406 warrants and 245,000 options previously issued to him and (iii) to provide services to the Company on a limited basis for the next six months.

     The Company entered into a Severance Agreement with Steven R. Green dated January 10, 2001 (the "Green Severance Agreement"). Under the terms of the Green Severance Agreement, Mr. Green agreed to resign as Chairman of the Board and a Director of the Company in exchange for (i) an immediate payment of unpaid directors fees of $10,000, and (ii) $5,000 for services to be rendered during January 2001 and (iii) certain other considerations including the immediate vesting of the 2,000,000 warrants issued October 1, 2000. Under the Green Severance Agreement, Mr. Green agreed to (i) certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until January 10, 2002 and (ii) to enter into an agreement with the Company to act as financial advisor to the Company.

     One or more equipment lease agreements entered into by the Company were personally guaranteed by Earl J. Cook and Kendall Q. Northern, former Executive Officers of the Company. In June 2000, management of the Company initially became aware that claims may be made against the personal guarantees of Mr. Cook and Mr. Northern because the Company was delinquent in payment of the leases. Should this third party bring any claim against either one ,or both, Mr. Cook or Mr. Northern as a result of their respective guarantees, the Company may have indemnification and/or hold harmless obligations relative to any such claim or liability and an obligation to advance expenses, including attorneys fees, to each individual in accordance with the terms of Nevada law, the Company's By-Laws, the previous employment agreements with or the severance agreements with Mr. Cook and Mr. Northern. To the Company's knowledge, no claim has been brought against the Company or either guarantor relating to any of the equipment lease agreements and as of November 30, 2000, all of the leases have been paid in full or are current as to their payment terms or amended payment terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit No.                                 Description
-----------                                 -----------

2.1 Articles of Exchange dated February 20, 1998, between FUTUREONE, INC. and World's Fare, Inc. *

3.1(i)(a)      Articles of Incorporation  for World's Fare, Inc. dated March 22,
               1994. *

3.1(i)(b)      Certificate of Amendment of Articles of  Incorporation of World's
               Fare, Inc. dated May 7, 1997. *

3.1(i)(c)      Certificate of Amendment of Articles of  Incorporation of World's
               Fare, Inc. dated July 14, 1998. *

3.1(i)(d)      Articles of Incorporation  of FUTUREONE,  INC. dated December 26,
               1996.

3.1(i)(e)      Amended and Restated Articles of Incorporation of FutureOne, Inc.
               dated December 14, 1999. **

3.1(i)(f)      Articles of Incorporation of OPEC CORP. dated December 19,1995.

3.1(ii)(a)     Bylaws of World's Fare, Inc. dated March 31, 1998. *

Exhibit No.                                 Description
-----------                                 -----------

3.1(ii)(b)     Bylaws of FUTUREONE, INC. dated January 9, 1997.

3.1(ii)(c)     First Amendment to the By-Laws of FutureOne, Inc. dated August 1,
               1998. *

3.1(ii)(d)     Second Amendment to the By-laws of FutureOne, Inc. dated July 15,
               1999. *

3.1(ii)(e)     Bylaws of OPEC CORP. dated December 31, 1995.

3.1(ii)(f)     First Amended Bylaws of OPEC CORP. dated July 15, 1996.

4.1            FutureOne, Inc. 1999 Key Employee Stock Option Plan.*

4.2            Form of FutureOne, Inc. Incentive Stock option Agreement. *

4.3 Form of Warrant to Purchase 250,000 shares of Common Stock in the name of Richard B. McCulloch. **

4.4 Warrant to Purchase 500,000 shares of Common Stock in the name of 12 Squared Partners, LLC. **

4.5 Security and Pledge Agreement by and between the Company, between 12 Squared Partners, LLC and FutureOne, Inc dated October 22, 1999. **

4.6 Warrant to Purchase 16,667 shares of Common Stock in the name of Hare & Co., as Trustees for Financial Institutions Retirement Fund. **

4.7 Promissory Note dated October 8, 1999, in the amount of $250,000 between FutureOne, Inc. and Richard B. McCulloch. **

4.8 12% Convertible Promissory Note dated December 28, 1999, in the amount of $50,000 between FutureOne, Inc. and Hare & Co., as Trustees for Financial Institutions Retirement Fund. **

4.9 15% Convertible Promissory Note dated February 9, 2000, in the amount of $250,000 between FutureOne, Inc. and Richard B. McCulloch. ****

4.10 Termination Agreement (with Consultant Services Agreement) by and among the Company, Blackwater Capital Partners, L.P., and Blackwater Capital Group, L.L.C. deffective as of June 1, 2000.
               *****

4.11 Form of Replacement Warrant to Purchase 1,100,000 shares of Common Stock in the name of Blackwater Capital Group, L.L.C.
               *****

4.12 Form of warrant to Purchase 47,500 shares of Common Stock in the name of Joseph Charles & Assoc., Inc. effective October 22, 1999.

4.13 Form of warrant to Purchase 20,900 shares of Common Stock in the name of Mystical Dragon L.P. effective October 22, 1999.

4.14 Form of warrant to Purchase 5,320 shares of Common Stock in the name of Bruce Jordon effective October 22, 1999.

Exhibit No.                                 Description
-----------                                 -----------

4.15 Form of warrant to Purchase 5,000 shares of Common Stock in the name of Andrew Saska effective October 22, 1999.

4.16 Form of warrant to Purchase 1,520 shares of Common Stock in the name of Susan Trapani effective October 22, 1999.

4.17 Form of warrant to Purchase 9,500 shares of Common Stock in the name of Joseph Charles & Assoc., Inc. (B Bonus Pool) effective October 22, 1999.

4.18 Form of warrant to Purchase 10,260 shares of Common Stock in the name of Anthony Pintsopoulos effective October 22, 1999.

4.19 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated August 15, 2000 .

4.20 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated August 15, 2000.

4.21 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated August 15, 2000.

4.22 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated September 15, 2000.

4.23 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated September 15, 2000.

4.24 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated September 15, 2000.

4.25 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Earl J. Cook dated October 1, 2000.

4.26 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Earl J. Cook dated October 1, 2000.

4.27 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Steven R. Green dated October 1, 2000.

4.28 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Donald D. Cannella dated October 1, 2000.

4.29 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Ralph R. Zanck dated October 1, 2000.

4.30 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Bruce A. Robson dated October 1, 2000.

4.31 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Daniel J. Romano dated October 1, 2000.

Exhibit No.                                 Description
-----------                                 -----------

4.32 Form of Warrant to Purchase 60,000 shares of Common Stock in the name of John Hobbs dated October 1, 2000 .

4.33 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated October 15, 2000.

4.34 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated October 15, 2000.

4.35 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated October 15, 2000.

4.36 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated November 15, 2000.

4.37 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated November 15, 2000.

4.38 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated November 15, 2000.

4.39 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated December 15, 2000.

4.40 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated December 15, 2000.

4.41 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common . dated December 15, 2000.

4.42 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated December 31, 2000.

4.43 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated December 31, 2000.

4.44 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated December 31, 2000.

10.50 Employment Agreement between OPEC CORP and Daniel J. Romano dated August 1, 1998.

10.51 First Amendment to the Employment Agreement between the Company and Bruce A. Robson effective January 1, 1999.

Exhibit No.                                 Description
-----------                                 -----------

10.52 Stock Purchase Agreement by and between Michael Mazick and FutureOne, Inc. entered into as of the 15th day of June, 1999*

10.53 Collateralized Convertible Commercial Promissory Note by OPEC Corp. to the order of Norwest Bank Colorado, National Association, John Ventiniglia, and Robin L. Morley & Mark E. Morley in the amount of $1,000,000 dated August 27, 1999*

10.54 Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com Inc., and FutureOne, Inc., an Arizona corporation and FutureOne, Inc., a Nevada corporation dated November 19, 1999. **

10.55          Severance  Agreement dated November 23, 1999,  between Kendall Q.
               Northern and FutureOne, Inc. **

10.56 Agreement Not to Sell effective as of March 22, 2000, a Letter Agreement effective as of March 28, 2000 and Letter Agreement effective  April 24,  2000,  by and  between  the  Company and 12
               Squared  Partners,  LLC, an Arizona  Limited  Liability  Company.
               *****

10.57 Employment Separation Agreement by and between the Company and Alan P. Hald effective as of June 1, 2000. *****

10.58 NeighborComm Service Agreement, First Amendment to NeighborComm Service Agreement and Letters of Understanding by and among the Company, Morley Family Investments, LLP, a Colorado limited
               liability  partnership,   ROCOLO  VI,  LLC,  a  Colorado  limited
               liability company, Ridgeview Devp., LLC, a Colorado limited liability company and/or Ray O'Sullivan, an individual, effective as of May 12, 2000. *****

10.59 Stock Purchase Agreement by and among the Company, OPEC CORP, a Colorado corporation, Abcon, Inc., an Arizona corporation and Brian Smith effective as of June 30, 2000. *****

10.60 Promissory Note and Security Agreement payable to the order of OPEC CORP, a Colorado corporation and the Company in the principal amount of $263,329.14 dated June 30, 2000. *****

10.61 Modification to August, 27, 1999, Collateralized Convertible Commercial Promissory Note by OPEC Corp. to the order of Norwest Bank Colorado, National Association, John Ventiniglia, and Robin
               L. Morley & Mark E. Morley in the amount of $1,000,000 dated July 27, 2000.

10.62          Asset Sale and  Purchase  Agreement  between  the  Company and R.
               Tucker Woodbury for the sale of Rocket Science Creative effective October 6, 2000.

10.63 Third Amendment to Promissory Note between OPEC CORP. and US BANK NATIONAL ASSOCIATION dated October 16, 2000.

10.64 Severance Agreement between the Company and Earl J. Cook dated January 12, 2001

10.65 Severance Agreement between the Company and Steven R. Green dated January 12, 2001

Exhibit No.                                 Description
-----------                                 -----------

10.66          Financial  Consulting Agreement between the Company and Steven R.
               Green dated January 10, 2001.

21             Subsidiaries of the Registrant

(b) Reports on Form 8-K

    None.

----------
*      Previously filed with Form 10 on October 7, 1999.
**     Previously filed with Amendment No. 1 to Form 10 on January 13, 2000.
***    Previously filed with Form 10QSB on February 14, 2000.
****   Previously filed with Form 10QSB on May 15, 2000.
*****  Previously filed with Form 10QSB on August 14, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUTUREONE, INC.


Date: January 16, 2001                  By: /s/ Donald D. Cannella
                                            ------------------------------------
                                            Name: Donald D. Cannella
                                            Title:  President


     In accordance with the Exchange Athis report has been signed below by the following persons on behalf of the istrant and in the capacities and on the dates indicated.


Date: January 16, 2001                  By: /s/ Donald D. Cannella
                                            ------------------------------------
                                            DONALD D. CANNELLA, PRESIDENT, CHIEF
                                            EXECUTIVE OFFICER, DIRECTOR
                                            (Principal Executive Officer)



Date: January 16, 2001                  By: /s/ Ralph Zanck
                                            ------------------------------------
                                            RALPH R. ZANCK, TREASURER, CHIEF
                                            FINANCIAL OFFICER
                                            (Principal Financial Officer)


Date: January 16, 2001                  By: /s/ Mark E. Morley
                                            ------------------------------------
                                            MARK E. MORLEY, DIRECTOR

                         Report of Independent Auditors

The Board of Directors and Stockholders
FutureOne, Inc.

We have audited the accompanying consolidated balance sheets of FutureOne, Inc. and subsidiaries (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FutureOne, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

                                            Ernst & Young LLP

Phoenix, Arizona
January 12, 2001

                        FutureOne, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                 SEPTEMBER 30
                                                                                        ------------------------------
                                                                                            2000              1999
                                                                                        ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $    296,285      $    160,032
  Available for sale securities                                                               46,552                --
  Trade accounts receivable, net of allowance for doubtful accounts of approximately
   $35,000 and $48,000 at September 30, 2000 and 1999, respectively                        2,137,095         2,399,450
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                                    599,497           717,548
 Prepaid expenses and other assets                                                           286,460           140,893
                                                                                        ------------      ------------
Total current assets                                                                       3,365,889         3,417,923

Property and equipment, net                                                                2,652,711         3,587,309
Notes receivable                                                                              44,866            62,906
Intangible assets, net                                                                     4,873,276         5,630,073
Other assets                                                                                  66,058                --
Net long-term assets of discontinued operations                                              354,006         1,933,977
                                                                                        ------------      ------------
                                                                                        $ 11,356,806      $ 14,632,188
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Credit lines payable                                                                   $    455,000      $    480,000
 Notes payable to stockholders                                                               166,450           171,450
 Trade accounts payable                                                                    2,997,270         2,389,175
 Accrued expenses                                                                            685,938           313,436
 Taxes payable                                                                               282,020           278,854
 Billings in excess of costs and estimated earnings on uncompleted contracts                 235,238            66,861
 Debt in default and current portion of long term debt and capital leases                  3,003,562         1,429,799
 Other liabilities                                                                           206,794            24,321
 Net current liabilities of discontinued operations                                          334,322           314,807
                                                                                        ------------      ------------
Total current liabilities                                                                  8,366,594         5,468,703

Notes payable, less current portion                                                          608,727         2,603,848
Capital lease payable, less current portion                                                  352,830            67,786

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized and 15,747,151 and
 12,891,028 shares issued at September 30, 2000 and 1999, respectively                        15,748            12,891
Preferred stock, $.001 par value, 10,000,000 shares
  authorized and none outstanding                                                                 --                --
Additional paid-in capital                                                                14,469,260        14,050,433
Subscription receivable                                                                     (150,000)               --
Unearned compensation                                                                        (99,281)         (481,367)
Treasury stock, 292,850 shares in 2000 and 108,850 shares in 1999                           (434,573)         (250,573)
Other comprehensive loss                                                                    (179,515)               --
Accumulated deficit                                                                      (11,592,984)       (6,839,533)
                                                                                        ------------      ------------
Total stockholders' equity                                                                 2,028,655         6,491,851
                                                                                        ------------      ------------
                                                                                        $ 11,356,806      $ 14,632,188
                                                                                        ============      ============

See accompanying notes.

                        FutureOne, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                            YEAR ENDED SEPTEMBER 30
                                                                         -----------------------------
                                                                             2000             1999
                                                                         ------------     ------------
Contract revenues                                                        $ 12,936,045       $  8,663,101
Costs of revenues (including $703,440 and $448,976 of depreciation
 and amortization in 2000 an 1999, respectively)                           11,851,012          7,082,954
                                                                         ------------       ------------
Gross profit                                                                1,085,033          1,580,147

Operating expenses:
 General and administrative                                                 3,914,577          3,177,955
 Depreciation and amortization                                                838,595            730,049
                                                                         ------------       ------------
Loss from operations                                                       (3,668,139)        (2,327,857)

Other income (expense):
 Interest expense                                                            (789,088)          (240,235)
 Gain (loss) on disposal of assets                                           (190,437)             2,812
 Gain on sale of available for sale securities                                  5,101             14,337
 Other                                                                        (70,049)            26,999
                                                                         ------------       ------------
Net loss from continuing operations                                        (4,712,612)        (2,523,944)

Discontinued operations:
 Loss from operations                                                        (523,612)        (2,684,192)
 Gain (loss) on disposal                                                      482,773            (66,615)
                                                                         ------------       ------------
 Net loss                                                                $ (4,753,451)      $ (5,274,751)
                                                                         ============       ============
Basic and diluted net loss per common share:
 Loss from continuing operations                                         $       (.36)      $       (.21)
 Loss from discontinued operations                                                 --               (.23)
                                                                         ------------       ------------
Net loss per common share                                                $       (.36)      $       (.44)
                                                                         ============       ============

Basic and diluted weighted average shares:                                 13,147,749         12,031,412
                                                                         ============       ============

See accompanying notes.

                        FutureOne, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                            COMMON STOCK             ADDITIONAL
                                                       -----------------------        PAID-IN      SUBSCRIPTION      UNEARNED
                                                         SHARES        AMOUNT         CAPITAL       RECEIVABLE     COMPENSATION
                                                         ------        ------         -------       ----------     ------------
Balance - September 30, 1998                           11,055,344     $ 11,055     $ 10,202,771     $      --       $(166,843)
Issuance of common stock:
 Net loss                                                      --           --               --            --              --
 Compensation to employees                                244,999          245          616,062            --        (527,057)
 Private Placements                                     1,160,000        1,160        2,458,840            --              --
 Exercise of warrants from private placement               10,000           10           29,990            --              --
 Conversion of promissory note                             41,750           42           24,958            --              --
 Consultants for services                                   2,500            3            5,753            --              --
 Abcon, Inc. acquisition                                   94,118           94          216,566            --              --
 AMCOM LLC acquisition                                    121,212          121          278,909            --              --
 GlobalKey acquisition                                     50,000           50          146,450            --              --
 Progressive Media LLC acquisition                         67,605           68          155,560            --              --
 Ubiquity Design LLC acquisition                          100,000          100          230,100            --              --
Expenses of private placement                                  --           --         (240,750)           --              --
Amortization of unearned compensation                          --           --               --            --         137,700
Cancellation of nonvested employee stock                  (56,500)         (57)         (74,776)           --          74,833
Treasury stock from sale of Priority Systems, Inc.             --           --               --            --              --
                                                      -----------     --------     ------------     ---------       ---------
Balance - September 30, 1999                           12,891,028       12,891       14,050,433            --        (481,367)
Net loss                                                       --           --               --            --              --
Unrealized loss on available for sale securities               --           --               --            --              --

Comprehensive loss                                             --           --               --            --              --
Issuance of common stock:
   Compensation to employees                              134,500          135           52,990            --         (53,125)
   Private placements                                   2,500,000        2,500          247,500      (150,000)             --
   Consultants for services                               357,500          358           92,142            --              --
Issuance of warrants:
   Debt issuance                                               --           --          245,667            --              --
   Consultants for services                                    --           --           39,000            --              --
Amortization of unearned compensation                          --           --               --            --         176,603
Cancellation of non-vested employee stock                (135,877)        (136)        (258,472)           --         258,608
Treasury stock purchased                                       --           --               --            --              --
                                                      -----------     --------     ------------     ---------       ---------
Balance - September 30, 2000                           15,747,151     $ 15,748     $ 14,469,260     $(150,000)      $ (99,281)
                                                      ===========     ========     ============     =========       =========

                                                                        OTHER
                                                        TREASURY     COMPREHENSIVE    ACCUMULATED
                                                          STOCK          LOSS          DEFICIT            TOTAL
                                                          -----          ----          -------            -----
Balance - September 30, 1998                           $      --      $      --      $ (1,564,782)     $ 8,482,201
Issuance of common stock:
 Net loss                                                     --             --        (5,274,751)      (5,274,751)
 Compensation to employees                                    --             --                --           89,250
 Private Placements                                           --             --                --        2,460,000
 Exercise of warrants from private placement                  --             --                --           30,000
 Conversion of promissory note                                --             --                --           25,000
 Consultants for services                                     --             --                --            5,756
 Abcon, Inc. acquisition                                      --             --                --          216,660
 AMCOM LLC acquisition                                        --             --                --          279,030
 GlobalKey acquisition                                        --             --                --          146,500
 Progressive Media LLC acquisition                            --             --                --          155,628
 Ubiquity Design LLC acquisition                              --             --                --          230,200
Expenses of private placement                                 --             --                --         (240,750)
Amortization of unearned compensation                         --             --                --          137,700
Cancellation of nonvested employee stock                      --             --                --               --
Treasury stock from sale of Priority Systems, Inc.      (250,573)            --                --         (250,573)
                                                       ---------      ---------      ------------      -----------
Balance - September 30, 1999                            (250,573)            --        (6,839,533)       6,491,851
Net loss                                                      --             --        (4,753,451)      (4,753,451)
Unrealized loss on available for sale securities              --       (179,515)               --         (179,515)
                                                                                                       -----------
Comprehensive loss                                            --             --                --       (4,932,966)
Issuance of common stock:
 Compensation to employees                                    --             --                --               --
 Private placements                                           --             --                --          100,000
 Consultants for services                                     --             --                --           92,500
Issuance of warrants:
 Debt issuance                                                --             --                --          245,667
 Consultants for services                                     --             --                --           39,000
Amortization of unearned compensation                         --             --                --          176,603
Cancellation of non-vested employee stock                     --             --                --               --
Treasury stock purchased                                (184,000)            --                --         (184,000)
                                                       ---------      ---------      ------------      -----------
Balance - September 30, 2000                           $(434,573)     $(179,515)     $(11,592,984)     $ 2,028,655
                                                       =========      =========      ============      ===========

See accompanying notes.

                        FutureOne, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                       YEAR ENDED SEPTEMBER 30
                                                                                   -----------------------------
                                                                                      2000              1999
                                                                                   -----------       -----------
OPERATING ACTIVITIES
Net loss                                                                           $(4,753,451)      $(5,274,751)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                       1,542,035         1,179,025
 Provision (credit) for doubtful accounts                                              (13,000)          (17,000)
 Amortization of unearned compensation                                                 176,603           137,700
 Accretion of debt discount                                                            245,667                --
 Stock compensation                                                                     92,500            95,006
 Realized gain on investments                                                           (5,100)          (14,337)
 Loss (gain) on sale of assets                                                         190,437            (2,812)
 Loss on Global Key amortization write-off                                                  --           120,175
 (Gain) loss on disposal  of discontinued operations                                  (482,773)           66,615
 Changes in operating assets and liabilities:
  Investments                                                                               --           165,958
  Trade accounts receivable                                                            275,355        (1,032,332)
  Costs and estimated earnings in excess of billings on uncompleted contracts          118,051          (305,671)
  Prepaid expenses and other assets                                                   (145,567)         (135,037)
  Trade accounts payable                                                               608,095         1,471,927
  Accrued expenses                                                                     372,502           162,211
  Accrued bonus                                                                             --          (500,000)
  Accrual for loss contract                                                                 --          (100,000)
  Taxes payable                                                                          3,166            (3,375)
  Billings in excess of costs and estimated earnings on uncompleted contracts          168,377            (5,144)
  Other liabilities                                                                    182,473           (86,271)
                                                                                   -----------       -----------
Net cash used in operating activities                                               (1,424,630)       (4,078,113)

INVESTING ACTIVITIES
Purchases of property and equipment                                                   (288,270)       (2,438,139)
Proceeds from sale of assets                                                           603,670            64,458
Proceeds from sale of available-for-sale securities                                  1,699,371                --
Acquisitions of businesses, net of cash received                                            --            25,851
Purchase of trademark                                                                       --            (1,856)
Change in notes receivable and other assets                                            (48,018)          (35,893)
                                                                                   -----------       -----------
Net cash used in continuing operations investing activities                          1,966,753        (2,385,579)
Change in net assets of discontinued operations                                       (420,055)          828,253
                                                                                   -----------       -----------
Net cash (used in) provided by investing activities                                  1,546,698        (1,557,326)

FINANCING ACTIVITIES
Net proceeds (repayments) under credit lines                                           (25,000)          280,000
Repayments from notes payable to shareholders                                           (5,000)               --
Principal payments under capital lease obligations                                    (119,457)         (106,852)
Proceeds from issuance of common stock                                                 100,000         2,249,250
Debt issuance costs                                                                    (15,000)          (75,000)
Proceeds from borrowings                                                             1,527,896         4,166,441
Proceeds from notes payable, officers                                                       --           164,000
Principle payments of notes payable                                                 (1,449,254)       (1,453,772)
                                                                                   -----------       -----------
Net cash provided by financing activities                                               14,185         5,224,067
                                                                                   -----------       -----------
Increase (decrease) in cash and cash equivalents                                       136,253          (411,372)
Cash and cash equivalents at beginning of period                                       160,032           571,404
                                                                                   -----------       -----------
Cash and cash equivalents at end of period                                         $   296,285       $   160,032
                                                                                   ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease obligation                                     $   404,501       $   362,019
                                                                                   ===========       ===========
Satisfaction of note payable with available-for-sale securities                    $   500,000                --
                                                                                   ===========       ===========
Purchase of treasury stock with available-for-sale securities .                    $   184,000                --
                                                                                   ===========       ===========
Conversion of debt into common stock                                                        --       $    25,000
                                                                                   ===========       ===========
Available-for-sale securities received from sale of discontinued operations        $ 2,746,669                --
                                                                                   ===========       ===========

See accompanying notes.

                        FutureOne, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2000


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

FutureOne, Inc. (f/k/a World's Fare, Inc.) (the "Company") is a successor by reverse merger to FUTUREONE, INC., an Arizona corporation ("FutureOne AZ"). World's Fare, Inc. was incorporated March 22, 1994, and 1,000 shares were issued to the founders in exchange for services. In May 1997, World's Fare, Inc. approved a 500:1 stock split, which increased the outstanding shares to 500,000 and the authorized shares to 50,000,000 with a par value of $.001. On March 30, 1998, World's Fare, Inc. issued 6,049,490 shares of its common stock for all of the outstanding shares of FutureOne AZ to consummate the reverse merger. On August 6, 1998, World's Fare, Inc. changed its name to FutureOne, Inc.

FutureOne AZ is a successor by reverse merger to Networld.com Inc. FutureOne AZ was incorporated December 26, 1996, and 100,000 shares were purchased by some of the Founders to establish the business. In January 1997, FutureOne AZ issued
7,800,000 shares of its common stock for all of the outstanding shares of Networld.com Inc.. Networld.com Inc. was incorporated November 25, 1995.
Networld.com Inc. had $437,703 in debt and loans at the time of the reverse merger that were converted into 2,779,990 common shares of FutureOne AZ common stock. The financial statements present Networld.com as the predecessor business and the financial statements include its operations beginning October 1, 1996.

During 1999 and part of 2000, the Company and its subsidiaries were primarily a communications business in four related, but distinct, industry segments: i) Internet services, including personal and business dial up accounts, high speed frame relay connections and web site design; ii) communication equipment sales;
iii) broadband communications engineering and construction services; and iv) telecommunications and convergence technology, which was to include local and long distance phone service and the Company's networked community concept known as "NeighborComm", which was to include a virtual community (Intranet) within a community and provide voice, video and high-speed Internet through a single source. Beginning in June of 1999, the Company began a series of divestitures and closing of unprofitable operations. The Company sold its retail computer sales and services effective in June 1999, sold its Internet access business in November 1999, closed its communications products division in May 2000, sold its specialized horizontal drilling and boring company in June 2000, closed its telecommunications division, abandoned its NeighborComm product in July, 2000 and sold its e-business and web design division in October 2000. The Company now operates only its broadband engineering and construction (now called "telecommunications services") subsidiary, OPEC CORP., which it acquired in July 1998.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company incurred an aggregate net loss of $10.0 million over the past two years and has negative working capital of $5.0 million at September 30, 2000. To meet its immediate cash needs, the Company has sold certain of its accounts receivable under factoring arrangements and sought debt extensions and additional borrowings. The Company has also sold shares of its common stock for $350,000 in September through December 2000. The Company is also seeking additional financial resources through additional loans and private equity placements.

The Company's ability to improve its financial position will be influenced by, among other things, operating results and customer response to the Company's new business model. The Company's ability to continue operations as a going concern is dependent upon its ability to generate sufficient cash flow and earnings to meet its obligations on a timely basis and to obtain additional financial resources as may be required in the future.

Management of the Company has plans to expand business operations during 2001, which will require more capital resources than are currently available to the Company. The Company's business plans include pursuing additional debt and/or equity financing with financial institutions or strategic partner(s).

In the event the Company is unable to obtain additional financial resources, the Company plans to scale back the scope of its planned expansions and reduce costs to better align existing sources of capital to finance the operations of the Company with its operating costs.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

REVENUE AND COST RECOGNITION

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

Costs and estimated earnings in excess of billings on uncompleted contracts represent costs incurred plus estimated earnings using the percentage of completion method under firm-fixed-price contracts, in excess of billings on those contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings over costs incurred plus estimated earnings on those contracts. Company billing amounts to a customer on firm-fixed-price contracts are usually specified in the contract terms and conditions and usually consider passage of time, achievement of certain project milestones or completion of the project.

CASH AND CASH EQUIVALENTS

The Company considers all money market funds with a maturity of three months or less at the date acquired to be cash equivalents.

SIGNIFICANT CUSTOMERS

For the years ended September 30, 2000 and 1999, the Company had contract revenues from significant customers as a percent of total contract revenues as follows:

                                           YEAR ENDED SEPTEMBER 30
                                           -----------------------
                                           2000               1999
                                           ----               ----
             Customer A                     42%                --%
             Customer B                     11                 --
             Customer C                     11                 --
             Customer D                     --                 16

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

INVESTMENTS

Available-for-sale securities are stated at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

ACCOUNTS RECEIVABLE

Construction services provided by the Company are performed primarily for telecommunications companies, utility companies and land developers in the Western United States. Accounts receivable are typically unsecured. The Company performs on going credit evaluations of its customers and maintains reserves for potential credit losses.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, generally five to seven years.

INTANGIBLE ASSETS

Intangible assets consist principally of goodwill and are capitalized and amortized on a straight-line basis over the expected useful life of ten years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. At December 31, 2000 goodwill related solely to the continuing construction operations, which has become the primary focus of the Company.

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share amounts are based on the weighted average common shares outstanding during the respective periods. Dilutive loss per common share amounts are based on the weighted average common and dilutive common equivalent shares outstanding during the respective periods. As of September 30, 2000, 2,013,300 options, of which 1,566,245 are nonvested options, and 4,037,478 fully vested warrants are outstanding, which do not have a dilutive effect on loss per share given that they would be antidilutive to such loss and have been excluded from the loss per share computation. The Company also has certain debt securities, which are convertible into 880,227 shares of common stock.

ADVERTISING COSTS

Advertising   costs  are   expensed  as   incurred.   Advertising   expense  was
approximately $13,000 and $18,000 for the years ended September 30, 2000 and 1999, respectively.

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

                        FutureOne, Inc. and Subsidiaries

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates, which are repriced frequently.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This standard is effective for fiscal periods beginning after June 15, 2000 and will be adopted by the Company as of October 2001. It is not expected that the adoption of this standard, as amended, will have an impact on the consolidated financial statements, nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition issues. The Company will be required to implement SAB101 in fiscal 2001. The interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

                        FutureOne, Inc. and Subsidiaries

2. ACQUISITIONS

FISCAL YEAR 1999 ACQUISITIONS

On November 12, 1998, the Company acquired the Internet services business of GlobalKey, Inc. in a purchase business combination for consideration of 50,000 shares of the Company's common stock with a fair value at date of issuance of $2.93 per share for a total consideration of $146,500. In January 1999, the Internet access supplier terminated service to the Company because of prior payment disputes with GlobalKey. The small number of customers acquired from GlobalKey have been lost and the value of the customers and associated goodwill is included in discontinued operations as of September 30, 1999.

On March 31, 1999, the Company acquired Ubiquity Design LLC - dba Rocket Science Creative (full service graphic design and advertising agency) in a purchase business combination for consideration of 100,000 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $230,200 in the aggregate. The acquisition was accounted for as a purchase transaction. This business was sold back to an original owner in October 2000.

On April 19, 1999, the Company acquired Abcon, Inc. (horizontal drilling and boring company) in a purchase business combination for consideration of 94,118 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $216,660 in the aggregate. The acquisition was accounted for as a purchase transaction. This business was sold back to an original owner in June 2000.

On July 16, 1999, the Company acquired Progressive Media LLC (which provides web-based animation interactive CD-ROM design, digital video production and postproduction, music and sound production, and commercial photography) in a purchase business combination for consideration of 67,605 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $155,628 in the aggregate. The acquisition was accounted for as a purchase transaction. This business was sold as part of the sale of the Company's e-business and web site development division in October 2000.

On August 11, 1999, the Company acquired AMCOM LLC (Competitive Local Exchange Carrier or "CLEC") in a purchase business combination for consideration of 121,212 shares of the Company's common stock with a fair value at date of issuance of $2.302 per share or $279,030 in the aggregate. The acquisition was accounted for as a purchase transaction. This business operation was discontinued in August 2000.

For all acquisitions discussed above, the acquired tangible and identified intangible assets were recorded at their estimated fair values at the date of acquisition with any excess purchase price reflected as goodwill. Fair values

                        FutureOne, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

were determined based upon the consideration paid, which consists typically of common stock and/or cash. The fair value of the Company's common stock is typically based upon recent third party transaction sales for cash. Purchase accounting values for all acquisitions are assigned on a preliminary basis and are subject to adjustment when final information as to the fair values of the net assets acquired is available. All of the unamortized goodwill associated with these, and prior, acquisitions has been included as a loss on discontinued operations or a cost of assets sold when the operation was closed, sold or determined to be a discontinued operation.

A summary of the purchase price allocations for these acquisitions is as follows:

                      TANGIBLE                                                 LESS:          LESS:        NET CASH
                       ASSETS                   CUSTOMER       CLEC         LIABILITIES      COMMON          PAID
                      ACQUIRED     GOODWILL      LISTS     CERTIFICATION      ASSUMED     STOCK ISSUED    (RECEIVED)
                      --------     --------      -----     -------------      -------     ------------    ----------
FISCAL YEAR 1999
 ACQUISITIONS
GlobalKey             $ 20,000     $126,500     $  --         $      --      $      --      $  (146,500)    $     --
Ubiquity                 3,000      227,698        --                --             --         (230,200)         498
Abcon                  723,931      101,140        --                --       (634,311)        (216,660)     (25,900)
Progressive Media       42,247      146,561        --                --        (33,629)        (155,628)        (449)
AMCOM                       --           --        --           279,030             --         (279,030)          --
                      --------     --------     -----         ---------      ---------      -----------     --------
                      $789,178     $601,899     $  --         $ 279,030      $(667,940)     $(1,028,018)    $(25,851)
                      ========     ========     =====         =========      =========      ===========     ========

The pro forma operating results for 1999, assuming the 1999 acquisitions had taken place at the beginning of the year, would be the same as the operating results reflected in the 1999 statement of operations given that each of the acquired businesses became discontinued operations during 2000. There were no acquisitions in 2000.

                        FutureOne, Inc. and Subsidiaries

3. DISCONTINUED OPERATIONS

PRIORITY SYSTEMS, INC. - RETAIL COMPUTER SALES

In June of 1999, management of the Company determined that it was no longer economically feasible to remain in the retail computer equipment sales and service industry. Therefore, effective June 15, 1999 the Company sold PRIORITY SYSTEMS, INC. back to the former owner of the company in exchange for the return of 108,850 shares of the Company's common stock with a fair value of $250,573 and a note for $50,000. The Company no longer sells computer equipment. Accordingly, the retail computer sales business has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a loss on the sale of approximately $317,000.

NEIGHBORCOMM, INC. - PRIMESERV VIRTUAL TELEPHONE SERVICE

On August 10, 1999, the Company adopted a plan to sell and signed a letter of intent to sell the assets and customer list of its PrimeServ operating division. On December 6, 1999, the Company closed the sale for consideration of $17,800 cash and a $30,000 note receivable. Accordingly, the PrimeServ business has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a loss on the sale of approximately $66,600.

NEIGHBORCOMM, INC. - INTERNET ACCESS BUSINESS

On November 12, 1998, the Company acquired the Internet services business of GlobalKey, Inc. (GlobalKey") in a purchase business combination for consideration of 50,000 shares of the Company's common stock with a fair value at date of issuance of $2.93 per share for a total consideration of $146,500. The business was then transferred to the Company's NeighborComm, Inc. subsidiary. In January 1999, the Internet access supplier terminated service to the Company because of prior payment disputes with GlobalKey. The customers acquired from GlobalKey have been lost and the unamortized value of the customer list and goodwill acquired from GlobalKey has been charged as an expense totaling $120,175, which is included in discontinued operations as of September 30, 1999.

On November 19, 1999, the Company sold its Internet access business, including all of its Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to Internet Commerce & Communications, Inc. (formerly RMI.NET, Inc.) ("ICCX") for ICCX common stock valued at approximately $2.75 million on the closing date of the transaction. Under terms of the Asset Purchase Agreement (the "ICCX Agreement"), 50 percent of the stock was immediately available for sale, 20 percent was to be available for sale six months after the transaction, 20 percent  was to be  available  for sale one year  after the  transaction  and 10

                        FutureOne, Inc. and Subsidiaries

3. DISCONTINUED OPERATIONS (CONTINUED)

percent is being held in escrow until May 19, 2001 to cover any adverse claim that may be made against the acquired assets. The Company has sold approximately 50 percent of the ICCX common stock for approximately $1.6 million. Additionally, 63,052, shares of ICCX common stock have been exchanged for full satisfaction of a $500,000 convertible note and 43,004 shares have been exchanged for 184,000 shares of the Company's Common Stock under the severance agreement described in Note 14 regarding Kendall Q. Northern.

Under terms of the ICCX Agreement, the Company agreed to fully satisfy outstanding amounts due on certain equipment leases related to the acquired assets by January 18, 2000. At September 30, 2000, the Company had not fully satisfied the outstanding amounts due on these equipment leases. As of November 30, 2000, one of the leases has been paid in full, one additional lease is current and two other leases are current under a revised payment schedule agreed to by the lessor. The remaining unpaid balance at November 30, 2000 was approximately $292,000.

Pursuant to the terms of the ICCX Agreement, ICCX is under no obligation to deliver 10 percent of the total shares, which are held in escrow if the Company does not satisfy such outstanding liabilities in a timely manner. In addition, if ICCX must assume such equipment leases related to the acquired assets, then the Company is obligated to return an additional number of shares of ICCX common stock so that the total of such shares and the final disbursement shares and escrow shares withheld by ICCX as set forth above equals two times the total amount due on such liabilities. The Company has made payments to partially satisfy the equipment leases but continues to owe additional amounts as of December 31, 2000.

Accordingly, the Internet access business is accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a gain on the sale of $1,246,000 in fiscal 2000.

FUTUREONE AZ - COMMUNICATIONS EQUIPMENT SALES

In May 2000 the Company closed its Communication Products Division. The Company terminated all of the employees of this division and returned its inventory to the manufacturer. The Company will no longer be a stocking distributor of communication products. Accordingly, the communications equipment sales business has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a loss on the discontinuance of approximately $245,000 in fiscal 2000.

                        FutureOne, Inc. and Subsidiaries

3. DISCONTINUED OPERATIONS (CONTINUED)

NEIGHBORCOMM, INC. - CONVERGENCE TECHNOLOGY & COMMUNICATIONS

In August 2000, the Company abandoned its telecommunications division and the NeighborComm services that it was developing. The Company no longer conducts telecommunication and convergence technology operations. Accordingly, the telecommunications and convergence technology segment has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. All of the costs associated with this division including development costs, telecommunications infrastructure and licenses have been expensed and the Company realized a loss on the discontinuance of approximately $305,000.

ROCKET SCIENCE - E-COMMERCE

On October 6, 2000, the Company sold its e-commerce business division back to one of its original owners for $75,000 cash and the assumption of approximately $68,000 in liabilities. The Company has also retained approximately $60,000 in accounts receivable. The accrued loss of $284,000 on the transaction has been included as an accrued loss on disposal under discontinued operations as of September 30, 2000.

The following represents the combined results of operations of the Company's discontinued operations:

                                                  YEAR ENDED SEPTEMBER 30
                                               ----------------------------
                                                   2000             1999
                                               -----------      -----------

     Revenues                                  $ 2,199,880      $ 4,069,074
     Cost of sales                              (1,577,939)      (4,184,401)
     General and administrative expense           (861,864)      (1,581,699)
     Depreciation and amortization expense        (198,016)        (520,000)
     Interest expense                               (7,440)         (30,271)
     Loss/on disposal of assets                    (78,233)              --
     Unusual item                                       --         (436,895)
                                               -----------      -----------
     Net loss                                  $  (523,612)     $(2,684,192)
                                               ===========      ===========

Costs and expenses, including interest, have been allocated to discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.

                        FutureOne, Inc. and Subsidiaries

4. ACCOUNTS RECEIVABLE - PURCHASE AGREEMENT

On March 24, 2000, the Company entered into an Account Purchase Agreement with a commercial bank. The Agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. The Bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. The Company has included $133,000 in its September 30, 2000 accounts receivable balance representing the hold back of accounts receivable sold for which payment has not been received. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 24 percent annual interest rate. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business. At September 30, 2000, uncollected receivables, which have been sold subject to this agreement, would have represented approximately 25 percent of accounts receivable had they not been sold.

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consists of the following:

                                                           SEPTEMBER 30
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
     Costs incurred on uncompleted contracts       $ 2,070,472      $ 2,897,337
     Estimated earnings                                306,456          547,758
                                                   -----------      -----------
                                                     2,376,928        3,445,095
     Less billings to date                          (2,012,669)      (2,794,408)
                                                   -----------      -----------
                                                   $   364,259      $   650,687
                                                   ===========      ===========

Included in the accompanying balance sheet under the following captions:

                                                           SEPTEMBER 30
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
     Costs and estimated earnings in excess
       of billings on uncompleted contracts        $   599,497      $   717,548
     Billings in excess of costs and estimated
       earnings on uncompleted contracts              (235,238)         (66,861)
                                                   -----------      -----------
                                                   $   364,259      $   650,687
                                                   ===========      ===========

                        FutureOne, Inc. and Subsidiaries

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                     SEPTEMBER 30
                                             -----------------------------
                                                2000              1999
                                             -----------       -----------

     Furniture and fixtures                  $    88,506       $   138,492
     Computers and other equipment               116,367           130,717
     Construction equipment                    1,992,742         2,708,842
     Software                                     40,175           117,022
     Vehicles                                  1,345,237         1,046,432
     Leasehold improvements                       26,942            59,092
                                             -----------       -----------
                                               3,609,969         4,200,597
     Less accumulated depreciation
       and amortization                         (957,258)         (613,288)
                                             -----------       -----------
                                             $ 2,652,711       $ 3,587,309
                                             ===========       ===========

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                     SEPTEMBER 30
                                             -----------------------------
                                                2000              1999
                                             -----------       -----------
     Goodwill                                $ 6,139,123       $ 6,240,314
     Debt issuance costs                         211,500           158,333
                                             -----------       -----------
                                               6,350,623         6,398,647
     Less amortization                        (1,477,347)         (768,574)
                                             -----------       -----------
                                             $ 4,873,276       $ 5,630,073
                                             ===========       ===========

                        FutureOne, Inc. and Subsidiaries

8. NOTES PAYABLE AND LONG TERM DEBT

                                                                                                  SEPTEMBER 30
                                                                                           --------------------------
                                                                                              2000            1999
                                                                                           ----------      ----------
15 percent, note payable,  collateralized by accounts receivable, with interest only payable  monthly until  September 2001, when principal and unpaid interest are due.
 Principal and accrued  interest is  convertible  to a maximum of 444,444  shares of
 Common Stock of the Company, at the option of the holder at $1.00 per share               $1,000,000      $1,000,000

Various notes payable to an auto manufacturer's  credit corporation bearing interest at rates  ranging from 8.25 percent to 9.99 percent and having  maturities  ranging
 from 18 to 56 months. Each note is collateralized by a specific vehicle                      474,479         410,667

8.73 percent note payable to a bank, collateralized by a specific list of equipment, principal  and interest  payable  monthly  until August 2002 when all principal and
 interest is due and payable                                                                  440,811         848,185

Various notes  payable to an equipment  manufacturer's  credit  corporation  bearing interest at rates ranging from 8.9 percent to 10.54  percent and having  maturities
 ranging from 3 to 25 months. Each note is collateralized by specific equipment               286,784         679,807

15 percent note payable, unsecured all due and payable October 9, 2000. Principal and accrued  interest is convertible  to shares of Common Stock of the Company,  at the
 option of the holder at rate of $1.00 per share                                              250,000              --

Note payable from an equipment  manufacturer,  non-interest bearing and due November
 2000                                                                                         200,000              --

Various notes payable to a finance  company  bearing  interest at rates ranging from
 7.88  percent to 9.0 percent and having  maturities  ranging  from 32 to 57 months.
 Each loan is collateralized by specific pieces of vehicles and equipment                     131,911         212,918

8.9  percent  note  payable  to  an  equipment  manufacturer's  credit  corporation, collateralized  by a specific  piece of equipment,  principal and interest  payable monthly until  February  2003 when all remaining  principal and interest is due and
 payable                                                                                      87,327              --

                        FutureOne, Inc. and Subsidiaries

8. NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

                                                                                                   SEPTEMBER 30
                                                                                           ---------------------------
                                                                                               2000           1999
                                                                                           -----------     -----------
14 percent  note  payable,  unsecured,  all due and  payable  September  1, 2000 and currently  past due.  Principal and accrued  interest is  convertible  to shares of
 Common  Stock of the  Company,  at the  option of the holder at a rate of $1.00 per
 share                                                                                    $    70,000     $        --

21.0 percent, note payable to a finance company,  collateralized by a specific piece of equipment,  principal and interest  payable  monthly until October 2003 when all
 remaining principal and interest is due and payable                                           66,104              --

8 percent note  payable,  collateralized  by accounts  receivable  of the  Company's
 e-Business  Division,  all due and  payable  July 31,  2001  Principal  and accrued
 interest is payable at the rate of $5,000 per month                                           64,800              --

15 percent note payable,  unsecured, all due and payable June 28, 2000 and currently past due.  Principal and accrued  interest is convertible to shares of Common Stock
 of the Company, at the option of the holder at a rate of $1.00 per share                      50,000              --

Notes payable to an equipment  manufacturer's credit corporation bearing interest at rates ranging from 20.75 to 23.18 percent and having maturities ranging from 2 to 9
 months. Each note is collateralized by a specific piece of equipment                          38,192          52,000

Notes payable to an equipment  manufacturer's  credit corporation and others assumed
 by ABCON in 2000 with the sale of the related business                                            --         326,384

Note payable, unsecured, noninterest-bearing note, due on demand                                   --         150,000

Other                                                                                         141,671          84,503
                                                                                          -----------     -----------
                                                                                            3,302,079       3,764,464
Less current portion                                                                       (2,693,352)     (1,160,616)
                                                                                          -----------     -----------
                                                                                          $   608,727     $ 2,603,848
                                                                                          ===========     ===========

                        FutureOne, Inc. and Subsidiaries

8. NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

Annual maturities of notes payable and long-term debt for the five years succeeding September 30, 2000 are $2,693,352 in 2001, $326,898 in 2002, $175,731
in 2003,  $89,931 in 2004 and $16,167 in 2005.  Interest  payments were $794,469 and $240,235 for the years ended September 30, 2000 and 1999, respectively.

The Company has not paid certain promissory notes, totaling $434,800 by the stated maturity dates nor has it received from the holder any notice of conversion to Common Stock. However, the Company is in the process of negotiating extended terms on these notes. The Company is also in default on certain of its other loan agreements and has classified such amounts as current.

The Company had a $480,000 revolving line of credit agreement with a financial institution dated August 3, 1998, and expiring on an extended due date of December 31, 2000. Interest is payable monthly and accrues at 1.25 percent over prime per annum, 10.75 percent at September 30, 2000. The line is collateralized by all business assets of the Company's OPEC CORP. subsidiary including, but not limited to, cash, accounts receivable, property and equipment, and general intangibles. At September 30, 2000, assets collateralized under the line of credit included cash of $406,689, accounts receivable of $2,069,333, and property and equipment of $2,503,959. The terms of the note require that the Company pay regular monthly payments of accrued interest, with payment of all outstanding principal plus all unpaid accrued interest due at maturity. The balance on the line-of-credit was $455,000 as of September 30, 2000. Subsequent to year-end the balance was paid down to $40,000 by December 31, 2000.

9. LEASES

The Company has equipment under capital leases. The Company also leases office facilities and equipment under noncancelable operating leases that expire in various years through June 2003.

Total rental expense for all operating leases was approximately $334,000 and $158,000 for the years ended September 30, 2000 and 1999, respectively.

Property and equipment includes the following amounts for leases that have been capitalized:

                                             SEPTEMBER 30
                                       ------------------------
                                          2000           1999
                                       ---------      ---------

     Equipment                         $ 576,147      $ 141,196
     Less accumulated amortization       (52,435)       (15,422)
                                       ---------      ---------
                                       $ 523,712      $ 125,774
                                       =========      =========

                        FutureOne, Inc. and Subsidiaries

9. LEASES (CONTINUED)

Amortization of leased assets is included in depreciation and amortization expense.

Future  minimum   payments  under  capital   leases   (principal   portion)  and
noncancelable operating leases with initial terms of one year or more consisted of the following at September 30, 2000:

                                       CAPITAL LEASES               OPERATING LEASES
                                 --------------------------     -------------------------
                                 CONTINUING     DISCONTINUED    CONTINUING    DISCONTINUED
                                 OPERATIONS      OPERATIONS     OPERATIONS     OPERATIONS
                                 ----------      ----------     ----------     ----------
2001                             $ 310,210        $ 7,503        $419,725        $27,635
2002                               211,054          5,187          51,133             --
2003                               141,776             --           4,320             --
Thereafter                              --             --              --             --
                                 ---------        -------        --------        -------
Total minimum lease payments       663,040         12,690        $475,178        $27,635
                                                                 ========        =======
Less current portion              (310,210)        (7,503)
                                 ---------        -------
                                 $ 352,830        $ 5,187
                                 =========        =======

In connection with the sale of NeighborComm, Inc.'s Internet access business and the related ICCX Agreement, the Company agreed to fully satisfy outstanding amounts due on certain equipment leases related to the acquired assets by January 18, 2000. To date, the Company has not fully satisfied the outstanding amounts due on these equipment leases. As of November 30, 2000, one of the leases has been paid in full, one additional operating lease is current and two other capital leases are current under a revised payment schedule agreed to by the lessor, but they have not been paid in full as required by the Agreement. The related payment obligations, which total $48,654 and $103,168, respectively, are reflected in the lease payment schedule above.

In June 1997, the Company entered into the first of three leasing arrangements with El Camino Resources, Ltd. Under the terms of the first lease, El Camino provided $150,000 of available credit. This lease for the equipment requires payments of $5,690 per month, for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of original cost. In conjunction with

                        FutureOne, Inc. and Subsidiaries

9. LEASES (CONTINUED)

the lease arrangement, the Company issued 250,000 shares of the Company's common stock to El Camino. This lease agreement was closed and paid in full in December 2000.

During the year ended September 30, 1999, the Company entered into two additional leases with El Camino. The first lease for $150,000 requires payments of $5,406 per month for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of the original cost. The second lease with El Camino for $163,000 requires payments of $6,179 per month for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of original cost.

One or more of the equipment lease agreements with El Camino were also personally guaranteed by former executives of the Company, Earl J. Cook and Kendall Q. Northern. Should the lessor bring any claim against either one or both Mr. Cook or Mr. Northern as a result of their respective guarantees, the Company may have indemnification and/or hold harmless obligations relative to any such claim or liability and an obligation to advance expenses, including attorneys fees, to each individual in accordance with the terms of Nevada law, the Company's By-Laws, the employment agreements and/or severance agreements with Mr. Cook and Mr. Northern. As of December 31, 2000, the Company is current in its payments to the lessor and, to the Company's knowledge, no claim has been brought against the Company or either guarantor relating to any of the equipment lease agreements.

                        FutureOne, Inc. and Subsidiaries

10. INCOME TAXES

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

                                                      SEPTEMBER 30
                                             ----------------------------
                                                2000             1999
                                             -----------      -----------
     DEFERRED TAX ASSETS:
        Accrued expenses                     $        --      $    32,900
        Fixed asset basis differences             20,000           20,000
        Allowance for doubtful accounts           14,000           56,000
        Inventory allowance                           --          121,600
        Costs in excess of billings               17,000           16,700
        Startup costs                                 --            4,500
        Unrealized loss on investment             71,800               --
        Net operating loss carryforwards       3,590,000        1,774,900
        Deductible goodwill amortization         136,000           72,300
        Other                                     53,000           38,400
                                             -----------      -----------
        Deferred tax assets                    3,901,800        2,137,300
        Valuation allowance                   (3,872,800)      (2,104,600)
                                             -----------      -----------
     Net deferred tax assets                      29,000           32,700

     Deferred tax liabilities:
        Customer lists                                --          (12,000)
        Other                                    (29,000)         (20,700)
                                             -----------      -----------
     Net deferred tax asset/(liability)      $        --      $        --
                                             ===========      ===========

At September 30, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $8.8 million that expire in the years 2011 through 2019 for federal taxes purposes and will begin to expire in 2001 for state tax purposes. As a result of common stock issued in connection with private placements and prior year acquisitions, the utilization of the net operating loss carryforwards is subject to annual limitations in accordance with Internal Revenue Code Section 382. The ultimate utilization of the net operating loss carryforwards is also subject to future profitability of the Company.

The valuation allowance increased $1.8 million for the year ended September 30, 2000. The increase is principally due to increases in deferred tax assets related to net operating loss carryforwards.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY

During the year ended September 30, 1998, the Company issued 410,812 warrants to purchase common stock at $2.93 per share to two of its officers for past services. The warrants expire in September of 2005 and were immediately vested.

On November 12, 1998, the Company issued a total of 50,000 shares of common stock in connection with the Company's acquisition of certain assets of Global Key, Inc. The shares were determined to have a fair value of $2.93 per share at the date of issuance and an aggregate value of $146,500.

On January 15, 1999, the Company sold 960,000 shares of the Company's common stock in a private placement transaction to an accredited investor at $2.302 per share, which resulted in gross proceeds of $2,210,000. The Company incurred $240,750 of offering expenses relating to commissions and expenses. The transaction was consummated as part of the Blackwater Stock Purchase Agreement (entered into in July 1998 with Blackwater Capital Partners, L.P. and Blackwater Capital Group, L.L.C. to assist the company in raising equity). Prior to and in conjunction with the transaction, Blackwater Capital received 650,000 warrants to purchase common stock of which they assigned 400,000 of their warrants earned under the Agreement to the Investor and 100,000 warrants to the Broker. The warrants are at $1.00 per share and expire July 2005.

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

In May 1999, two individuals exercised warrants that were granted under the Company's Private Placement Memorandum of November 26, 1997 and purchased a total of 10,000 shares of common stock at $3 per share.

Effective June 15, 1999 the Company sold PRIORITY SYSTEMS, INC., which was acquired by the Company on September 29, 1998, back to the original owner. The consideration paid was to return 108,850 shares of the Company's common stock valued at $ 2.302 per share and a note for $50,000. The Company considers the returned stock to be treasury stock and has recorded a loss on the transaction.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY (CONTINUED)

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

On August 23, 1999, the Company sold 200,000 shares of the Company's common stock in a private placement transaction to an accredited investor at $1.25 per share, which resulted in net proceeds of $250,000. The transaction was consummated as part of the Blackwater Stock Purchase Agreement.

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

In October 1999, the Company issued a warrant to purchase 250,000 shares of common stock at $1.00 per share and a promissory note in consideration for $250,000. The note had an original maturity of February 1, 1999 and it was extended until August 7, 2000 by amending the terms to make it a convertible note, at the sole option of the holder, to convert principal and accrued interest into common stock of the Company at $1.00 per share.

Effective as of October 22, 1999, the Company issued a warrant to purchase 500,000 shares of common stock at $0.75 per share and a promissory note convertible into 500,000 shares of common stock in consideration for $500,000. The note was not converted and was subsequently paid in March 2000. In addition the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $0.75 per share, as a partial commission, to the firm that facilitated the loan. Debt issuance costs were recorded for the fair value of the equity instruments associated with the borrowing for this transaction as well as similar subsequent debt transactions with warrants.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY (CONTINUED)

On December 1, 1999, the Company issued 20,000 shares of common stock with a value of $25,000 to a consultant as compensation for assisting in the Company's sale of its Internet access business

Effective as of December 28, 1999, the Company issued a warrant to purchase 16,666 shares of common stock at $1.00 per share and a promissory note convertible into 50,000 shares of common stock, at $1.00 per share in consideration for $50,000.

Effective January 1, 2000, the Company issued a warrant to purchase 70,000 shares of common stock at $1.00 per share to a member of the Company's Board of Directors for such director's service to the Company. Subsequently, the Company issued 70,000 identical warrants in each of the months of February through May 2000 to that employee/board member for services. The Company also issued 490,000 identical warrants and a $70,000 convertible note to the same individual, which can be converted to shares of the Company's common stock at $1.00 per share in June 2000 as part of the consideration for services rendered pursuant to a severance agreement.

In March 2000 the Company purchased 184,000 shares of its common stock from Kendall Q. Northern, the Company's former chief executive officer, pursuant to the terms of the Severance Agreement with Mr. Northern. The Company has recorded the amount as treasury stock given that the repurchase amount was not in excess of estimated fair value at that date.

In April 2000 the Company issued a warrant to purchase 100,000 shares of the Company's common stock, at $3.00 per share, to settle a claim from a financial consulting firm. Based upon the fair value of the common stock at that time, the value of the warrant was minimal.

In June 2000 the Company issued 330,000 shares of common stock with a value of $66,000 to Blackwater Capital in exchange for a termination of the Stock Purchase Agreement between Blackwater Capital and the Company and a new financial consulting agreement with Blackwater Capital. In addition, the Company agreed to immediately vest 1,050,000 shares of the warrant previously issued to Blackwater Capital in 1998. The accelerated vesting resulted in no expense as of September 30, 2000 given that the exercise price was significantly in excess of the fair value of the common stock thereby resulting in a minimal value to the warrants.

During August and September 2000, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $1.00 per share to holders of a secured note issued by the Company in exchange for the Holders subordinating certain of their collateral to other financing obtained by the Company. The fair value of the warrants was minimal.

On September 1, 2000, the Company entered a subscription agreement to sell 2,500,000 shares of common stock for an aggregate amount of $250,000. As of September 30, 2000, the Company has received $100,000 and had recorded a subscription receivable of $150,000.

                        FutureOne, Inc. and Subsidiaries

11. STOCKHOLDERS' EQUITY (CONTINUED)

During the fiscal year ended September 30, 2000, the Company has issued a total of 134,500 shares of common stock with a fair value of $53,125 to employees pursuant to employment contracts or as employment bonuses. These awards were made with specific vesting restrictions of up to three years. Compensation expense is being recognized based on the vesting periods of the stock issued. During the period, 135,877 non-vested shares with a remaining balance of $258,608, previously issued to employees, were canceled when they terminated. In addition, the Company issued a total of 7,500 shares in May 2000 with a fair value of $1,500 as a final commission payment on the sale of substantially all of the assets relating to the Company's Internet access business.

As of September 30, 2000 none of the warrants previously issued by the Company have been exercised.

12. STOCK OPTION PLAN

On April 30, 1999, the Board of Directors of the Company adopted the FutureOne, Inc. 1999 Key Employee Stock Option Plan ("the Plan"), which authorizes options, which may be issued to employees to purchase up to 2,500,000 shares of the Company's Common Stock. Options granted under the Plan may be incentive stock options or nonstatutory stock options. Options vest over a three-year period with one-third becoming vested annually one year from the date of the grant, except for certain options granted in 2000, which vest at annual rates of 20 percent, 30 percent and 50 percent. All options expire ten years after the date of grant. Under the terms of the Plan, Incentive Stock Options granted to executives owning more than 10 percent of the Company's stock shall not be exercisable after the expiration of five years from the date of grant and must be issued at 110 percent of the price granted to other employees.

Under the 1999 Stock Option Plan, the Company may grant options that are intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to qualify as Incentive Stock Options. The Incentive Stock Options are not transferable except by will or the laws of descent and distribution. Non-Statutory Stock Options may be transferred pursuant to terms and conditions established by the Board.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock options. As discussed below, the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized for options issued with an exercise price which equal the market price of the underlying stock on the date of grant.

                        FutureOne, Inc. and Subsidiaries

12. STOCK OPTION PLAN (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for those options was estimated at the date of grant using a minimum value pricing model with the following weighted-average assumptions for the periods ending September 30, 2000 and 1999:

        Expected life of the award                    2 - 3 years
        Dividend yield                                0 percent
        Risk-free interest rate                       6 percent

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of SFAS No. 123 was to increase the loss from operations for the years ended September 30, 2000 and 1999 by $327,000 and $85,000, respectively.

Option activity under the 1999 Plan during the years ended September 30, 2000 and 1999 is as follows:

                                                       OUTSTANDING OPTIONS
                                       SHARES      -----------------------------
                                     AVAILABLE                        PRICE
                                    UNDER OPTION      SHARES          RANGE

Available at April 30, 1999           2,500,000             --     $        --
Granted                              (1,805,050)     1,805,050     4.50 - 4.95
Forfeited                               191,500       (191,500)        4.50
                                     ----------     ----------     -------------
Balance at September 30, 1999           886,450      1,613,550     4.50 - 4.95
Granted                                (722,000)       722,000     0.20 - 2.6875
Forfeited                               322,250       (322,250)    1.00 - 4.50
                                     ----------     ----------     -------------
Balance at September 30, 2000           486,700      2,013,300     $0.20 - 4.95
                                     ==========     ==========     =============
Exercisable at September 30, 2000                      447,055     $0.50 - 4.95
                                                    ==========     =============

The weighted-average fair value of options granted during the year ended September 30, 2000 and 1999 was $0.58 and $0.06, respectively.

                        FutureOne, Inc. and Subsidiaries

12. STOCK OPTION PLAN (CONTINUED)

The following table summarizes information about stock options under the 1999 Plan outstanding at September 30, 2000:

                            OPTIONS OUTSTANDING
                   -------------------------------------
                                                             OPTIONS EXERCISABLE
                                             REMAINING        NUMBER OUTSTANDING
                   NUMBER OUTSTANDING AT    CONTRACTUAL          AT SEPTEMBER
EXERCISE PRICE      SEPTEMBER 30, 2000      LIFE (YEARS)           30, 2000
--------------      ------------------      ------------           --------

    $4.95                 766,000               3.83               255,308
    $4.50                 524,600               8.83               174,849
    $2.6875                10,000               9.50                    --
    $2.0625                 2,000               9.58                    --
    $1.00                  60,000               9.20                    --
    $0.50                  50,700               8.83                16,898
    $0.20                 600,000               9.92                    --
                        ---------                                  -------
                        2,013,300                                  447,055
                        =========                                  =======

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings, which arise out of the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion that these matters will have no material effect on the Company's consolidated financial statements taken as a whole.

The Company has incurred substantial current debt, including accounts payable, during the past two years, because of its substantial unprofitable operations. The Company is now negotiating with lenders and vendors to accept discounted and/or extended payment terms. The Company is also seeking long-term loans and equity investment to retire these debts. If the Company is not successful in obtaining such funding, the Company intends to pay these liabilities over the next two years out of its cash flow from existing operations. There is, however, no guarantee that the Company will be successful in obtaining funding to pay these liabilities or that lenders and vendors will accept deferred payment terms and, consequently, lenders and vendors may bring claims against the Company seeking immediate payment of their liabilities.

                        FutureOne, Inc. and Subsidiaries

14. RELATED PARTY TRANSACTIONS

As of September 30, 2000 and 1999, the stockholders of the Company have made loans to the Company as follows:

                                                                      SEPTEMBER 30
                                                                 -----------------------
                                                                   2000           1999
                                                                 --------       --------

Notes payable that bear no interest                              $  2,450       $  7,450

Two notes  payable  that bear  interest  at the rate of
 8 percent  with  interest payable annually and principal
 payable based on payments received by the Company on a
 stockholder loan to OPEC CORP., due March 12, 2001               164,000        164,000
                                                                 --------       --------
                                                                 $166,450       $171,450
                                                                 ========       ========

As of September 30, 2000 and 1999, interest in the amount of $20,385 and $7,265 respectively, was accrued and unpaid. Interest expense for the years ended September 30, 2000 and 1999 was $13,120 and $7,265, respectively.

The Company assumed a lease for office space and a construction yard from a partnership controlled by an individual, who became a major stockholder in the Company when the Company acquired his corporation. The lease currently requires payments of $5,500 per month and expires January 1, 2001, but automatically renews for annual periods unless terminated by either party. As of September 30, 2000 and 1999, $46,500 and $36,000, respectively, of rental expense is included in the consolidated statement of operations from this lease.

On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern under which the Company's employment contract with Mr. Northern was terminated by mutual consent, and Mr. Northern resigned as an officer and director of the Company, and all of its affiliates, and agreed not to compete with the Company in Arizona and Colorado for a period of one year. In consideration for execution of the Severance Agreement, the Company agreed to immediately pay a one-time sum of $50,000 and a one-year separation payment of $100,000 to be paid in equal monthly installments over approximately one year. In addition, the Company is further obligated to pay for Mr. Northern's auto rental, auto insurance and medical insurance for one year totaling $18,500. The Company also allowed Mr. Northern to (i) retain certain Company property already in his possession valued at approximately $17,500 and (ii) exchange 200,000 shares of the Company's Common Stock owned by Mr. Northern for 47,031 shares of ICCX common stock obtained by the Company from the sale of substantially all of its assets relating to its Internet access business. Upon mutual agreement, the Company acquired 184,000 of the Company's Common Stock from Mr. Northern for 43,004 shares of ICCX common stock. The Company has not yet paid the last seven monthly installments, totaling $58,331, which was to be paid in May through November of 2000.

                        FutureOne, Inc. and Subsidiaries

14. RELATED PARTY TRANSACTIONS (CONTINUED)

On or about May 10, 2000 the Company became aware of two Employment Agreements and an amendment to an existing employment contract that were entered into by the former President, Kendall Northern, with three of the Company's employees. The three employees are all related to Mr. Northern and included his brother and sister-in-law, who was the director of human resources. Each of the agreements includes a clause stating the employee is to be paid $100,000 if terminated without cause. For unrelated reasons, two of the employees have been terminated and the Company has received a formal demand for payment of $100,000 each from their counsel. The Company has settled the claims of these two employees by allowing their stock options for a total of 50,700 shares, that were granted
July 18, 1999, to remain in effect at a lowered exercise price of $.50 per share. To date, no expense has been recorded as the adjusted exercise price has remained well above the underlying fair value of the Company stock so the fair value of the shares subject to the modification was minimal. The remaining employee has voluntarily waived any claim for such payment as part of a termination agreement entered into with the Company in September 2000.

Alan P. Hald, former Chairman of the Board of Directors of the Company, resigned as an employee and member of the Board of Directors of the Company. The resignation was pursuant to the terms of an Employment Separation Agreement by and between the Company and Mr. Hald effective as of June 1, 2000. The Separation Agreement provides for: (i) the lump sum payment of $70,000 representing Mr. Hald's base salary through the end of the term of the Employment Agreement to be made in accordance with the terms of a Convertible Promissory Note (convertible in part or in total); (ii) accrued benefits required to be provided by the terms of any Company sponsored benefit plans or programs; (iii) warrants to purchase 490,000 shares of common stock at $1.00 per share of the Company, which equal the amount Mr. Hald would have received through the full term of the Employment Agreement and expire in 2007; and (iv) payment of a transaction bonus in the cash amount of 1 percent of the transaction and an amount of warrants equal to the bonus amount divided by the strike price of $1.00 per share of the warrant upon the occurrence of certain events, including, without limitation the closing of a public offering, private placement, sale or merger of the Company in an aggregate value of at least $10,000,000 before January 1, 2001. The Company has not yet paid the Convertible Promissory Note of $70,000, which was due September 1, 2000.

In July 1998, the Company entered into a Stock Purchase Agreement with Blackwater Capital Partners, L.P. and Blackwater Capital Group, L.L.C. (collectively, "Blackwater"). Steven R. Green, a director and Chairman of the Board of the Company, is the managing partner of Blackwater Capital Partners, L.P. In June, 2000 the Company and Blackwater reached a mutual agreement to terminate the Stock Purchase Agreement and enter into a consulting agreement whereby Blackwater would provide financial consulting services to the Company for the following six months. In exchange for the termination of the existing agreement and services to be provided under the new agreement, the Company issued 330,000 shares of its Common Stock to Blackwater and agreed to vest the 1,050,000 warrants with an exercise price of $1.00 per share

                        FutureOne, Inc. and Subsidiaries

14. RELATED PARTY TRANSACTIONS (CONTINUED)

Previously issued to Blackwater, which originally were to be vested incrementally upon Blackwater funding the full amount of the Stock Purchase Agreement or the Company refusing further funding from Blackwater under the Agreement. The warrants expire July 2005. The Company recorded expense for the fair value of the equity instruments provided to Blackwater under the agreement.

During 2000 Mark E. Morley was appointed to the board of directors of the Company. At September 30, 2000 he and a personal relative were 10% participants in the $1,000,000 convertible note payable described in Note 8, and he and another personal relative were the subscribers to purchase 2,500,000 common shares of the Company for $250,000 described in Note 11.

15. 401(k) PLAN

On January 1, 1999, the Company adopted the FutureOne, Inc. 401(k) Plan ("the Plan"). All employees of the Company are eligible to participate in the Plan when they have met certain eligibility requirements. Employees are eligible to participate in the Plan after one year of service and after having attained the age of 21. After the initial enrollment date, all subsequent enrollments for eligible employees will occur on January 1 and July 1 of each year. Employees may defer up to 15 percent of their annual salary up to a maximum of $10,500 or an amount as determined from time to time by the Internal Revenue Service. The Company's matching percentage is equal to 20 percent of the employees contribution on employee contributions of up to 5 percent. For the year ended September 30, 2000 and 1999, the Company's matching contribution is $6,619 and $8,677 respectively.

16. SEGMENT INFORMATION

The Company operates its business under a single segment, Telecommunication Services (formerly called Broadband communications and engineering construction services). The Company's previous other business segments, Internet services (which was sold October 6, 2000), telecommunication and convergence technology and communication equipment sales, are now included under discontinued operations. The Companies sales are primarily in the Western United States with no international sales.

                        FutureOne, Inc. and Subsidiaries

17. SUBSEQUENT EVENTS

During the period of October through December 2000, the Company issued warrants to purchase 240,000 shares of the Company's Common Stock at $1.00 per share to Holders of a secured note, issued by the Company, in exchange for the Holders subordinating certain of their collateral to other financing obtained by the Company.

17. SUBSEQUENT EVENTS (CONTINUED)

Effective October 1, 2000 the Company issued warrants to purchase up to 9,060,000 of the Company's Common Stock at $.20 per share to senior management of the Company. The warrants are subject to an equal three-year vesting schedule, which may be accelerated under certain circumstances.

In December 2000 the Company issued 1,000,000 shares of its Common Stock to an accredited investor in exchange for $100,000.

In January 2001 the Company entered into a severance agreement with Earl J. Cook, its then President and Chief Executive Officer. Under the terms of the agreement he resigned as an officer and board member of the Company, and agreed to provide services to the Company on a limited basis and receive $90,000 in payments over the following 24 months. The agreement also provides for him to be issued fully vested warrants to purchase 1,000,000 shares of common stock at $0.15 per share, and to surrender warrants to purchase 2,000,000 shares of common stock granted effective October 1, 2000 and warrants and options to purchase 205,406 and 245,000 shares of common stock, respectively, which were granted prior to September 30, 2000.

In January 2001 the Company entered into a severance agreement with Steven R. Green who was chairman of the board of directors at the time. Under the terms of the agreement warrants to purchase 2,000,000 shares of common stock, originally granted effective October 1, 2000, were immediately vested.