Form 10QSB
period 2000-12-31
FUTUREONE INC /NV/
filed 2001-02-16
CIK 1059838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-30336


                                 FUTUREONE, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


                 NEVADA                                          84-1383677
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


         1880 Office Club Pointe
       Colorado Springs, Colorado                                 80920-5002
(Address of Principal Executive Offices)                          (Zip Code)


                                 (719) 272-8222
                            Issuer's Telephone Number


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of February 10, 2001, there were 16,629,301 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format.

                           (Check one) Yes [ ] No [X]

                                 FUTUREONE, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

Part I: Financial Information                                                  3

     Item 1.   Financial Statements (Unaudited)                                3

               Condensed consolidated balance sheets  -
               December 31, 2000 and September 30, 2000                        3

               Condensed consolidated statements of operations  -
               Three months ended December 31, 2000 and 1999                   4

               Condensed consolidated statements of cash flows  -
               Three months ended December 31, 2000 and 1999                   5

               Notes to condensed consolidated financial statements            6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

Part II: Other Information                                                    13

     Item 1.   Legal Proceedings                                              13

     Item 2.   Changes in Securities and Use of Proceeds                      14

     Item 3.   Defaults Upon Senior Securities                                14

     Item 4.   Submission of Matters to a Vote of Security Holders            14

     Item 5.   Other Information                                              14

     Item 6.   Exhibits and Reports on Form 8-K                               14

Signatures                                                                    15

                          PART I. FINANCIAL INFORMATION

I. ITEM 1. FINANCIAL STATEMENTS

                        FUTUREONE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                    2000              2000
                                                                ------------      ------------
                                                                 (UNAUDITED)        (NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents                                    $     20,880      $    296,285
   Available for sale securities                                      13,047            46,552
   Trade accounts receivable, net of allowance for doubtful
     accounts of approximately $42,500 and $35,000 at
     December 31, 2000 and September 30, 2000, respectively        1,835,698         2,137,095
   Cost and estimated earnings in excess of billings on
     uncompleted contracts                                           656,960           599,497
   Prepaid expenses and other assets                                 229,304           286,460
                                                                ------------      ------------
Total current assets                                               2,755,889         3,365,889

Property and equipment, net                                        2,553,251         2,652,711
Notes receivable                                                      44,166            44,866
Intangible assets, net                                             4,743,448         4,913,276
Other assets                                                          62,703            66,058
Net long-term assets of discontinued operations                           --           314,006
                                                                ------------      ------------
                                                                $ 10,159,457      $ 11,356,806
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Credit lines payable                                         $     40,000      $    455,000
   Notes payable to stockholders                                     166,450           166,450
   Trade accounts payable                                          3,053,421         2,997,270
   Accrued expenses                                                  374,587           685,938
   Taxes payable                                                     283,007           282,020
   Billings in excess of cost and estimated earnings on
     uncompleted contract                                            289,491           235,238
   Debt in default and current portion of long term debt
     and capital leases                                            2,767,238         3,003,562
   Other liabilities                                                 165,479           206,794
   Net current liabilities of discontinued operations                     --           334,322
                                                                ------------      ------------
Total current liabilities                                          7,139,673         8,366,594

Notes payable, less current portion                                  633,981           608,727
Capital lease payable, less current portion                          275,276           352,830

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 shares authorized
  and 16,747,151 and 15,747,151 shares issued at
  December 31, 2000 and September 30, 2000, respectively              16,748            15,748
Additional paid-in capital                                        14,568,260        14,469,260
Subscription receivable                                                   --          (150,000)
Unearned compensation                                                (80,225)          (99,281)
Treasury stock, 292,850 shares                                      (434,573)         (434,573)

Other comprehensive loss                                            (213,020)         (179,515)
Accumulated deficit                                              (11,746,663)      (11,592,984)
                                                                ------------      ------------
Total stockholders' equity                                         2,110,527         2,028,655
                                                                ------------      ------------
                                                                $ 10,159,457      $ 11,356,806
                                                                ============      ============

           See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED DECEMBER 31
                                                      2000             1999
                                                  ------------     ------------
Revenues                                          $  3,258,527     $  3,660,578

Cost of Sales (including $168,000 and $180,000
  of depreciation and amortization in 2000
  and 1999, respectively)                            2,602,850        3,441,595
                                                  ------------     ------------
Gross margin                                           655,677          218,983

Operating expenses:
   General and administrative                          773,567        1,199,005
   Depreciation and amortization                       181,633          228,010
                                                  ------------     ------------
Loss from operations                                  (299,523)      (1,208,032)

Other income (expense):
   Interest expense                                    (95,781)        (240,859)
   Other                                                33,392          106,887
                                                  ------------     ------------
Net loss from continuing operations                   (361,912)      (1,342,004)

Discontinued operations:
   Loss from operations                                 (7,223)        (380,322)
   Gain on disposal                                    215,456        1,246,064
                                                  ------------     ------------
 Net loss                                         $   (153,679)    $   (476,262)
                                                  ============     ============

Basic and diluted net loss per common share:
   Loss from continuing operations                $       (.02)    $       (.10)
   Gain/(Loss) from discontinued operations                .01              .06
                                                  ------------     ------------
 Net loss per common share                        $       (.01)    $       (.04)
                                                  ============     ============

 Basic and diluted weighted average shares:         15,980,847       12,929,338
                                                  ============     ============

           See notes to condensed consolidated financial statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31
                                                                 2000               1999
                                                             ----------           --------
OPERATING ACTIVITIES
Net loss                                                     $ (153,679)       $  (476,262)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                               350,023            408,219
    Provision for doubtful accounts                               7,500             44,000
    Amortization of unearned compensation                        19,056             93,936
    Accretion of debt discount                                       --             95,306
    Stock compensation                                               --             64,000
    Realized and unrealized (gain) loss on investments               --           (127,750)
    Gain on disposal of discontinued operations                (215,456)        (1,246,064)
    Loss on sale of assets                                           --             56,398
    Changes in operating assets and liabilities:
      Trading securities                                             --          1,373,750
      Trade accounts receivable                                 293,897           (176,077)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                       (57,463)          (448,543)
      Prepaid expenses and other assets                          57,156           (102,342)
      Trade accounts payable                                     31,607            888,948
      Accrued expenses                                          (71,351)           178,709
      Taxes payable                                                 987             15,895
      Billings in excess of cost and estimated
        earnings on uncompleted contracts                        54,253             50,958
      Other liabilities                                         (41,315)           (51,584)
                                                             ----------        -----------
Net cash provided by operating activities                       275,215            641,497

INVESTING ACTIVITIES
Purchases of property and equipment                             (48,031)          (169,818)
Change in other assets                                            4,055            (66,736)
Net cash used in discontinued operations activities             (20,316)          (356,112)
                                                             ----------        -----------
Net cash used in investing activities                           (64,292)          (592,666)

FINANCING ACTIVITIES
Net repayments under credit lines                              (415,000)                --
Principal payments under capital lease obligations              (90,895)           (43,947)
Process from sale of common stock                               250,000                 --
Debt Issuance Costs                                                  --            (50,000)
Proceeds from borrowings                                        132,068            779,000
Principle payments of notes payable                            (362,501)          (424,661)
                                                             ----------        -----------
Net cash provided by (used in) financing activities            (486,328)           260,392
                                                             ----------        -----------
Increase (decrease) in cash and cash equivalents               (275,405)           309,223
Cash and cash equivalents at beginning of period                296,285            160,032
                                                             ----------        -----------
Cash and cash equivalents at end of period                   $   20,880        $   469,255
                                                             ==========        ===========

            See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2000

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

     The balance sheet at September 30, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000, as filed with the Securities and Exchange Commission on January 16, 2001.

2. DISCONTINUED OPERATIONS

NEIGHBORCOMM, INC. - INTERNET ACCESS BUSINESS

     On November 19, 1999, the Company sold its Internet access business, including all of its Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to Internet Commerce & Communications, Inc. (formerly RMI.NET, Inc.) ("ICCX") for ICCX common stock valued at approximately $2.75 million on the closing date of the transaction. Under terms of the Asset Purchase Agreement (the "ICCX Agreement"), 50 percent of the stock was immediately available for sale, 20 percent was to be available for sale six months after the transaction, 20 percent was to be available for sale one year after the transaction and 10 percent is being held in escrow until May 19, 2001, to cover any adverse claim that may be made against the acquired assets. The Company sold the 50 percent of the ICCX common stock that was immediately available for sale, for approximately $1.6 million. Additionally, 63,052, shares of ICCX common stock have been exchanged for full satisfaction of a $500,000 convertible note and 43,004 shares have been exchanged for 184,000 shares of the Company's Common Stock under the severance agreement, dated November 23, 1999, with Kendall Q. Northern.

     Under terms of the ICCX Agreement, the Company agreed to fully satisfy outstanding amounts due on certain equipment leases related to the acquired assets by January 18, 2000. At December 31, 2000, the Company had not fully satisfied the outstanding amounts due on these equipment leases. As of December 31, 2000, one of the leases has been paid in full, two additional leases are current and two other leases are current under a revised payment schedule agreed to by the lessor.

     Pursuant to the terms of the ICCX Agreement, ICCX is under no obligation to deliver 10 percent of the total shares that are being held in escrow unless the Company timely satisfies such outstanding liabilities. The Company has partially satisfied the equipment leases but continues to owe additional amounts as of December 31, 2000.

     Accordingly, the Internet access business is accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a gain on the sale of $1,246,000 in fiscal 2000.

NEIGHBORCOMM, INC. - PRIMESERV VIRTUAL TELEPHONE SERVICE

     On August 10, 1999, the Company adopted a plan and signed a letter of intent to sell the assets and customer list of its PrimeServ operating division. On December 6, 1999, the Company closed the sale for consideration of $17,800 cash and a $30,000 note receivable. Accordingly, the PrimeServ business has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a loss on the sale of approximately $66,600.

ROCKET SCIENCE - E-COMMERCE

     On October 6, 2000, the Company sold its e-commerce business division back to one of its original owners for $75,000 cash and the assumption of approximately $68,000 in liabilities. The Company has also retained approximately $60,000 in accounts receivable. The accrued loss of $284,000 on the transaction was included as an accrued loss on disposal under discontinued operations as of September 30, 2000.

OTHER

     During 1999 and part of 2000, the Company and its subsidiaries were primarily a communications business in four related, but distinct, industry segments: i) Internet services, including personal and business dial up accounts, high speed frame relay connections and web site design; ii) communication equipment sales; iii) broadband communications engineering and construction services; and iv) telecommunications and convergence technology, which was to include local and long distance phone service and the Company's networked community concept known as "NeighborComm", which was to include a virtual community (Intranet) within a community and provide voice, video and high-speed Internet through a single source. Beginning in June of 1999, the Company began a series of divestitures and closing of unprofitable operations. The Company sold its retail computer sales and services effective in June 1999, sold its Internet access business in November 1999, closed its communications products division in May 2000, sold its specialized horizontal drilling and boring company in June 2000, closed its telecommunications division, abandoned its NeighborComm product in August 2000, and sold its e-business and web design division in October 2000. During the period ending December 31, 2000 the Company recognized an adjustment to gain on disposal of a business segment related to favorable settlement of disputed charges of approximately $215,000. All of these business segments are now included as discontinued operations in the accompanying financial statements.

     The following represents the combined results of operations of the Company's discontinued operations:

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                           2000          1999
                                                        --------      ---------
     Revenues                                           $ 31,713      $ 901,061
     Cost of sales                                        (5,823)      (843,456)
     General and administrative expense                  (33,113)      (353,386)
     Depreciation and amortization expense                    --        (85,924)
     Interest expense                                         --         (5,618)
     Net loss                                             (7,223)      (380,322)

     Costs and expenses, including interest, have been allocated to discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.

3. AVAILABLE FOR SALE SECURITIES

     Available for sale securities are held for resale and consist of ICCX common shares. Available-for-sale securities are stated at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income
(loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

4.  ACCOUNTS RECEIVABLE - PURCHASE AGREEMENT

     On March 24, 2000, the Company entered into an Account Purchase Agreement with a commercial bank. The Agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. The Bank then holds back payment of an amount equal to 20 percent of the gross face amount sold. The Company has included $194,000 in its December 31, 2000, accounts receivable balance representing the hold back of accounts receivable sold for which payment has not been received. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 24 percent annual interest rate. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business. At December 31, 2000, uncollected receivables, which have been sold subject to this agreement, would have represented approximately 37 percent of accounts receivable had they not been sold through their respective dates of disposal.

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings on uncompleted contracts consist of the following at:

                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      2000             2000
                                                   -----------      -----------
     Costs incurred on uncompleted contracts       $ 1,613,470      $ 2,070,472
     Estimated earnings                                354,398          306,456
                                                   -----------      -----------
                                                     1,967,868        2,376,928
     Less billings to date                          (1,600,399)      (2,012,669)
                                                   -----------      -----------
                                                   $   367,469      $   364,259
                                                   ===========      ===========

     Included in the accompanying balance sheet under the following captions:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       2000           2000
                                                     ---------      ---------
     Costs and estimated earnings in excess of
       billings on uncompleted contracts             $ 656,960      $ 599,497
     Billings in excess of costs and estimated
       earnings on uncompleted contracts              (289,491)      (235,238)
                                                     ---------      ---------
                                                     $ 367,469      $ 364,259
                                                     =========      =========

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at:

                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       2000             2000
                                                   -----------      -----------
     Furniture and fixtures                        $    80,145      $    88,506
     Computers and other equipment                     137,760          116,367
     Construction equipment                          1,996,907        1,992,742
     Software                                            9,005           40,175
     Vehicles                                        1,418,984        1,345,237
     Leasehold improvements                             14,091           26,942
                                                   -----------      -----------
                                                     3,656,892        3,609,969
     Less accumulated depreciation
       and amortization                             (1,103,641)        (957,258)
                                                   -----------      -----------
                                                   $ 2,553,251      $ 2,652,711
                                                   ===========      ===========

7. INTANGIBLE ASSETS

     Intangible assets consist of the following at:

                                                  DECEMBER 31,     SEPTEMBER 30,
                                                     2000             2000
                                                  -----------      -----------
     Goodwill                                     $ 6,139,123      $ 6,139,123
     CLEC License                                      40,000           40,000
     Debt issuance costs                              211,500          211,500
                                                  -----------      -----------
                                                    6,390,623        6,390,623
         Less amortization                         (1,647,175)      (1,477,347)
                                                  -----------      -----------
                                                  $ 4,743,448      $ 4,913,276
                                                  ===========      ===========

8. NOTES PAYABLE AND LONG TERM DEBT

     On October 7, 1999, the Company issued to Richard B. McCulloch detachable warrants to purchase 250,000 shares of its Common Stock at $1.00 per share and a $250,000 promissory note in consideration for $250,000. The note bears interest at 15% annually and originally matured February 8, 2000, but was extended until August 7, 2000. When the note was extended in February 2000, it was renewed as a convertible note so that principal and accrued interest could be converted into Common Stock of the Company at $1.00 per share. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $47,500, which has been recorded as a discount to the debt issued and will be accreted to interest expense over the term of the note. The Company has negotiated an extension, a lower interest rate and extended payment terms for this note. See Subsequent Events.

     Effective as of October 22, 1999, the Company issued to 12 Squared Partners, LLC, an Arizona limited liability company; detachable warrants to purchase 500,000 shares of its Common Stock a $0.75 per share and a $500,000 promissory note convertible into 500,000 shares of Common Stock in consideration for $500,000. The note included interest at a rate of 12% per annum and the principal and interest were due and payable on April 19, 2000. The Company paid this loan in full on March 28, 2000, by transferring shares of ICCX stock that it had acquired from the sale of its ISP. Because the loan was paid early, the lender agreed to forgive all interest accrued on the note. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The warrants had a determined value of $195,000 that has been recorded as a discount to the debt issued and were accreted to interest expense over the term of the note. In conjunction with this transaction, the Company issued warrants, to Joseph Charles & Assoc. and/or their designees to purchase 100,000 shares of common stock at $0.75 per share as payment of a partial commission. These warrants were determined to have a value of $39,000 and were included in consulting expense.

     Effective as of December 28, 1999, the Company issued to Hare & Co., as Trustees for Financial Institutions Retirement Fund, detachable warrants to purchase 16,667 shares of its Common Stock at $1.00 per share and a $50,000 promissory note convertible into 50,000 shares of Common Stock in consideration for $50,000. The note bears interest at 12% and matured June 28, 2000, which was subsequently extended to December 1, 2000. The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution. The warrants have a determined value of $3,167, which have been recorded as a discount to the debt issued and were accreted to interest expense over the term of the note. The Company has negotiated an extension and extended payment terms. See Subsequent Events.

     During the period of August through December 2000, the Company issued warrants to purchase 360,000 shares of the Company's Common Stock at $1.00 per share to holders of a secured note issued by the Company's wholly owned subsidiary, OPEC CORP., ("OPEC") in exchange for the holders subordinating certain of their collateral to other financing obtained by the Company. Mark E. Morley, a director of the Company and his sister-in-law are 10% participants in the loan, as tenants in common, and accordingly received 36,000 of the warrants issued by the Company in this transaction. The offering of such warrants and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution. These warrants were subsequently cancelled and reissued at $0.20 per share. See Subsequent Events.

     OPEC had an existing bank line of credit that was in place prior to the Company's acquisition of OPEC in July 1998. The amount available under the initial line of credit was $480,000, however, on October 16, 2000, the credit limit was reduced to $430,000. As of December 31, 2000, the balance was $40,000, which was subsequently paid in January 2001.

     The Company has not paid a promissory note, totaling $70,000 by the stated maturity date of September 1, 2000 nor has it received from the holder any notice of conversion to Common Stock. However, the Company is in the process of negotiating extended terms on this note.

9. SEVERANCE AGREEMENT

     On November 23, 1999, the Company entered into a Severance Agreement with Kendall Q. Northern, the Company's then President and Chief Executive Officer. Pursuant to the Severance Agreement, Mr. Northern's employment contract with the

Company was terminated by mutual consent and Mr. Northern resigned as an officer and director of the Company and all of its affiliates, and agreed not to compete with the Company for a period of one year. In consideration for executing the Severance Agreement, the Company paid a one-time sum of $50,000 and agreed to pay a one-year separation payment of $100,000 to be paid in equal monthly installments. In addition, the Company paid for Mr. Northern's auto lease, auto insurance and medical insurance for one year. The Company also allowed Mr. Northern to retain certain Company property, already in his possession, valued at approximately $17,500 and to exchange 200,000 shares of the Company's Common Stock owned by Mr. Northern for 47,031 shares of ICCX common stock obtained by the Company from the sale of its Internet access business. Under a mutual agreement, Mr. Northern exchanged 184,000 shares of the Company's Common Stock for 43,004 shares of ICCX stock. The Company has not paid the last seven monthly installments of Mr. Northern's separation payments, legal and other expenses, totaling $63,000. The Company has negotiated extended payment terms for this obligation. See Subsequent Events.

10. LEASES

     The Company is currently negotiating with certain third parties to fully satisfy certain outstanding equipment leases and other liabilities related to the assets acquired from the Company by ICCX in an approximate amount of $260,000. The Company may be subject to certain penalties under the terms of the agreement between ICCX and the Company if it does not fully satisfy such liabilities in a timely manner.

11. SALE OF STOCK

     In December 2000, the Company issued 1,000,000 shares of its Common Stock to in exchange for $100,000 to a private investor.

12. SUBSEQUENT EVENTS

     In January 2001, the Company  entered into a severance  agreement with Earl
J. Cook, its then President and Chief Executive Officer. Under the terms of the agreement he resigned as an officer and board member of the Company and all of its subsidiaries, and entered into an agreement whereby he is to provide services to the Company on a limited basis for the next six months and receive $90,000 in payments over the following twenty-four months. The agreement also provides for him to be issued fully vested warrants to purchase 1,000,000 shares of Common Stock at $0.15 per share, and to surrender warrants to purchase 2,000,000 shares of Common Stock granted effective October 1, 2000 and warrants and options to purchase 205,406 and 245,000 shares of Common Stock, respectively, which were granted prior to September 30, 2000.

     In January 2001, the Company entered into a severance agreement with Steven
R. Green who was Chairman of the Board of Directors at the time. Under the terms of the agreement, warrants to purchase 2,000,000 shares of Common Stock, originally granted effective October 1, 2000, were immediately vested.

     In January 2001, the Company negotiated a second amendment to the August, 27, 1999, Collateralized Convertible Commercial Promissory Note by OPEC CORP. in the amount of $1,000,000. Under terms of the amendment the due date of the note was extended until December 2002, but is also callable on demand, the lenders agreed to allow the Company to factor a certain amount of accounts receivable to a bank, based on a formula, which provides for the lenders to maintain certain minimum amounts of collateral, and Norwest Bank and John Ventimiglia agreed to provide an additional loan of $300,000 in the form of a revolving line of credit. In consideration for the amended terms, the Company agreed to provide Norwest Bank and John Ventimiglia with 1 million warrants to purchase Common Stock of the Company at $0.20 per share, 600,000 warrants to the original lenders to purchase Common Stock of the Company at $0.40 per share and to reprice 360,000 warrants previously issued to the original lenders from $1.00 per share to $0.20 per share. Mark E. Morley, a director of the Company and his sister-in-law are 10% participants in the original loan, as tenants in common.

     In January 2001, the Company reached an agreement with Kenneth P. Eck regarding a note payable to Mr. Eck in the amount of $64,800, plus accrued interest. Under terms of the agreement, Mr. Eck agreed to convert $35,000 of principal and interest into 175,000 shares of the Company's Common Stock and lower the monthly payments on the balance to $2,500 per month.

     In January 2001, the Company reached agreement with Richard B. McCulloch regarding a $250,000 note, plus accrued interest at 15% per annum payable to him and a lease, plus accrued interest at 19% per annum, with an approximate balance of $282,933 payable to him. Under terms of the agreement, Mr. McCulloch agreed to forgive all previously accrued interest on the note and lease as of December 31, 2000, approximately $47,865, to lower the interest rate to 8% and to combine the balance due on the note and lease and to accept payments of $10,000, of principal and interest, per month on the combined balance.

     In January 2001, the Company entered into an agreement with Hare & Co. to repay their $50,000 note, which was due December 1, 2000, by making monthly payments of $2,000 including interest starting February 28, 2001 and ending October 28, 2003.

     In January 2001, the Company reached agreement with Mr. Northern to pay the balance of his severance agreement and legal fees totaling $63,000 at the rate of $5,000 per month, including 12% interest. An initial $5,000 payment was made on January 31, 2001 and regular monthly payments are to begin March 2001 and continuing until the entire debt is extinguished.

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

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

RESULTS OF OPERATIONS

     The Company operates its business under a single segment, Telecommunication Infrastructure Services (formerly called Broadband communications and engineering construction services). The Company's previous other business segments, Internet services (which was sold October 6, 2000), telecommunication and convergence technology and communication equipment sales, are now included under discontinued operations. See Footnote 2 to the "Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

     The Company's operating loss was $362,000 and $1,342,000, and its net loss was $154,000 and $476,000, including non-recurring gains of approximately $215,000 and $1,246,000 from the disposal of discontinued operations, for the three months ended December 31, 2000 and 1999, respectively.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

     Total revenues, excluding revenues attributable to discontinued operations, were $3,259,000 for the three months ended December 31, 2000, a decrease of 11% from $3,661,000 for the three months ended December 31, 1999. The revenue decrease is a result of the Company changing its focus from larger projects that typically yield lower margins to smaller jobs with greater gross margins. The Company also significantly reduced business activity in lower margin horizontal drilling and splicing projects.

COSTS OF REVENUES

     Cost of sales, which includes materials, direct labor costs and depreciation, was $2,603,000 during the three months ended December 31, 2000, compared to $3,442,000 for the three months ended December 31, 1999. This decrease is partially the result of lower revenue, however, it is primarily the result of improved operations and project selection. Gross margins have increased from 6.0% for the three months ended December 31, 1999, to 20.2% for the three months ended December 31, 2000. The increased margins are the result of the Company changing its focus from larger projects that typically yield lower margins to smaller jobs with greater gross margins. The Company also reduced business activity in lower margin horizontal drilling and splicing projects. Additionally two large projects in the first quarter of fiscal 2000 exceeded cost estimates negatively impacting gross margins for this period.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $425,000, or 35%, from $1,199,000 in the three months ended December 31, 1999, to $774,000 in the three months ended December 31, 2000. The decrease is directly related to elimination of administrative expenses required to support business segments that have been sold or discontinued.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $46,000, from $228,000 in the three months ended December 31, 1999 to $182,000 in the three months ended December 31, 2000. This decrease is attributable to a reduction in amortization of debt issuance cost and reduction in corporate leasehold improvement assets resulting from closing the Phoenix corporate office and consolidating offices in Colorado Springs.

INTEREST EXPENSE

     Interest expense decreased $145,000, from $241,000 in the three months ended December 31, 1999, to $96,000 in the three months ended December 31, 2000. The decrease in interest expense is a combination of decreased debt for equipment resulting from the sales of assets used in the horizontal drilling business, interest forgiven of $47,000, and reduced interest expense associated with accretion of debt discount from working capital loans obtained by the Company during the three months ended December 31, 1999 of $68,000.

OTHER

     The Company realized a gain of approximately $128,000 during the three months ended December 31, 1999, on the sale of the ICCX stock received in the sale of its Internet access business.

DISCONTINUED OPERATIONS

     During the period ended December 31, 2000 the Company recognized an adjustment to gain on disposal of a business segment related to favorable settlement of disputed charges of approximately $215,000. During the periods ended December 31, 1999, the Company recognized a gain of $1,246,000 related to the disposal of its Internet access business.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                  THREE MONTHS ENDED DECEMBER 31
                                                       2000           1999
                                                   -----------      ---------
     Net Cash Provided by Operating Activities     $   275,000     $   642,000
     Net Cash Used in Investing Activities             (64,000)       (593,000)
     Net Cash Provided by (Used in) Financing
       Activities                                     (486,000)        260,000
     Ending Cash Balance                                21,000         469,000
     Working Capital (Deficit)                      (4,384,000)     (1,398,000)

     The Company had net cash provided from operating activities of $275,000 for the three months ended December 31, 2000 compared to $642,000 net cash provided by operating activities for the three months ended December 31, 1999. Net cash provided by operating activities was less during the three months ended December 31, 2000 primarily due to lower growth in accounts payable. The Company's investment activities required $64,000 and $593,000, during the three months ended December 31, 2000 and 1999, respectively. The primary reason for the change in cash used from investing activities in the three months ended December 31, 2000 was the decrease in cash provided by (used in) discontinued operations of $356,000. Financing activities used $486,000 in the three months ended December 31, 2000 and provided $260,000 in the three months ended December 31, 1999. The cash proceeds in the period ending Decmber 31, 2000 was attributable to the sale of common stock while the cash proceeds in the period ending December 31, 1999 was attributable to net debt proceeds.

     During the year ended September 30, 2000, the Company also sold all of the available registered shares of ICCX Common Stock received in consideration of substantially all of the Company's assets relating to its Internet access business. The Company sold all of the 176,000 shares available for approximately $1,600,000, which was used for working capital and payment of accounts payable.

     OPEC had an existing bank line of credit that was in place prior to the Company's acquisition of OPEC in July 1998. The amount available under the initial line of credit was $480,000, however, on October 16, 2000, the credit limit was reduced to $430,000. As of September 30, 2000, the outstanding balance was $455,000 and at December 31, 2000, the balance was $40,000. The Company terminated the original line of credit as of December 31, 2000, because the bank proposed to lower the line to $200,000 and because of additional financing obtained by OPEC as described below.

     On March 24, 2000, OPEC entered into an Account Purchase Agreement with a commercial bank. The Agreement allows for acceptable accounts receivable to be sold and assigned to the bank. The bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 24 percent annual interest rate. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.

     In August 1999, OPEC obtained a loan for $1,000,000, which was evidenced by a convertible note which was originally convertible into shares of the Company's Common Stock at $2.25 per share. The note bears interest at the rate of 15% per annum and was due September 1, 2001. In July 2000, the note was amended to change the conversion provision to allow up to $444,444 to be converted into shares of the Company's Common Stock at $1.00 per share. In addition the Company agreed to issue 60,000 warrants per month, at $1.00 per share, for a maximum of six months, to the lenders in exchange for their subordination of their collateral under the note to allow the Company to factor invoices to a bank. In January 2001, the original note was amended to provide among other things that:
(i) the due date was extended until December 31, 2002, but the note is callable on demand at the option of the holders, (ii) the holders will allow subordination of the collateral to factoring of accounts receivable to a bank based on a formula, (iii) two of the original holders will provide an additional $300,000 revolving line of credit, (iv) the conversion privilege on the $444,444 at $1.00 per share was removed (v) the holders providing the $300,000 revolving credit line will receive 1,000,000 warrants to purchase the Company's Common Stock at $0.20, and the original lenders receive 600,000 warrants to purchase the Company's Common Stock at $0.40 and the 360,000 warrants previously issued to the holders will be re-priced at $0.20. Mark E. Morley, a director of the Company and his sister-in-law are 10% participants in the original loan, as tenants in common.

     On September 1, 2000, the Company entered into stock subscription agreements with Mark E. Morley, a director of the Company, and his brother. Under the terms of the agreements they purchased shares of the Company's Common Stock at $0.10 per share by funding $100,000 in September 2000, $100,000 in October 2000, and $50,000 in November 2000. In December 2000, the Company sold additional shares to William H. Peetz, at $0.10 per share, to obtain funds in the amount of $100,000.

     The Company, however, has incurred substantial current debt, including accounts payable, during the past two years, because of its substantial unprofitable operations. A significant portion of the Company's accounts payable and borrowings were incurred from the operation of businesses, which have been discontinued. The Company is now negotiating with lenders and vendors to accept discounted and/or extended payment terms and expects to successfully defer or eliminate a portion of this current debt. The Company is also seeking long term loans and equity investment to retire these debts. If the Company is not successful in obtaining such funding, the Company intends to pay these liabilities, over an extended period of time, out of its cash flow from existing operations. To date the Company has been successful in obtaining debt reductions and/or extended payment terms on approximately $1,500,000 of existing debt. There is, however, no guarantee that the Company will be successful in obtaining funding to pay these liabilities or that lenders and vendors will accept deferred payment terms and, consequently, lenders and vendors may bring claims against the Company seeking immediate payment of their liabilities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     All legal proceedings and actions involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. None of the Company's officers, directors or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company, nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In September 2000, the Company issued 2,500,000 shares of its Common Stock, to Mark E. Morley, a director of the Company, and his brother, in exchange for $100,000 and a subscription for $150,000. The subscription was subsequently paid in October and November 2000. The offering of such shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

     During the period of October through December 2000, the Company issued warrants to purchase 240,000 shares of the Company's Common Stock at $1.00 per share to holders of a secured note issued by the Company in exchange for the holders subordinating certain of their collateral to other financing obtained by the Company. The purchase price under these warrants was subsequently reduced to $0.20 per share under an agreement to modify the terms of the note entered into January, 16, 2001. Mark E. Morley, a director of the Company, and his sister-in-law are 10% participants in the loan, as tenants in common, and accordingly received 24,000 of the warrants issued by the Company in this transaction. The offering of such warrants and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

     Effective October 1, 2000, the Company issued warrants to purchase up to 9,060,000 shares of the Company's Common Stock, at $0.20 per share, to senior management of the Company. 4,060,000 of the warrants are subject to an equal three-year annual vesting schedule, which may be accelerated under certain circumstances. 2,000,000 of the warrants issued to Steven R. Green, a former director of the Company, were fully vested under a Severance Agreement entered into with Mr. Green on January 12, 2001. Warrants to purchase 2,000,000 Common shares were subsequently surrendered by Earl J. Cook, the former President and Chief Executive Officer, pursuant to a Severance Agreement dated January 12, 2001. As part of his severance agreement, the Company issued to Mr. Cook fully vested warrants to purchase up to 1,000,000 shares of the Company's Common Stock at $0.15 per share. The 1,000,000 warrants issued to Bruce A. Robson were also canceled upon his termination from the Company in February 2001. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     ------         ----------------------

        4.25 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Earl J. Cook dated October 1, 2000.*

        4.26 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Earl J. Cook dated October 1, 2000.*

        4.27 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Steven R. Green dated October 1, 2000.*

        4.28 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Donald D. Cannella dated October 1, 2000.*

        4.29 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Ralph R. Zanck dated October 1, 2000.*

        4.30 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Bruce A. Robson dated October 1, 2000.*

        4.31 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Daniel J. Romano dated October 1, 2000.*

        4.32 Form of Warrant to Purchase 60,000 shares of Common Stock in the name of John Hobbs dated October 1, 2000.*

        4.33 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated October 15, 2000.*

        4.34 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated October 15, 2000.*

        4.35 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated October 15, 2000.*

        4.36 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated November 15, 2000.*

        4.37 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated November 15, 2000.*

        4.38 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated November 15, 2000.*

        4.39 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated December 15, 2000.*

        4.40 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated December 15, 2000.*

        4.41 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated December 15, 2000.*

        4.42 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated December 31, 2000.*

        4.43 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated December 31, 2000.*

        4.44 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated December 31, 2000.*

        4.45 Form of Warrant to Purchase 500,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated January 16, 2001.

        4.46 Form of Warrant to Purchase 500,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

        4.47 Form of Warrant to Purchase 300,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated January 16, 2001.

        4.48 Form of Warrant to Purchase 240,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

        4.49 Form of Warrant to Purchase 60,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated January 16, 2001.

        4.50 Form of Warrant to Purchase 180,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated January 16, 2001.

        4.51 Form of Warrant to Purchase 144,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

        4.52 Form of Warrant to Purchase 36,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated January 16, 2001.

       10.62 Asset Sale and Purchase Agreement between the Company and R. Tucker Woodbury for the sale of Rocket Science Creative effective October 6, 2000.*

       10.63 Third Amendment to Promissory Note between OPEC CORP. and US BANK NATIONAL ASSOCIATION dated October 16, 2000.*

       10.64 Severance Agreement between the Company and Earl J. Cook dated January 12, 2001.*

       10.65 Severance Agreement between the Company and Steven R. Green dated January 12, 2001.*

       10.66 Financial Consulting Agreement between the Company and Steven R. Green dated January 12, 2001.*

       10.67 Second Amendment to August, 27, 1999, Collateralized Convertible Commercial Promissory Note by OPEC CORP. to the order of Norwest Bank Colorado, National Association, John Ventimiglia, and Robin L. Morley & Mark E. Morley in the amount of $1,000,000 dated January 16, 2001.

       10.68 Loan Agreement with Wells Fargo Bank West and John Ventimiglia to borrow up to $300,000 at 15% interest dated January 16, 2001.

       10.69 Collateralized Commercial Promissory Note in the amount of $300,000 dated January 16, 2001 by OPEC CORP. Trustee to the Wells Fargo Bank West and John M. Ventimiglia.

       10.70 Personal Guaranty by Don Cannella, President and CEO, to the noteholders of the $1,000,000 and $300,000 loans dated January 16, 2001.

       10.71 Agreement to Convert Principal and Interest to FutureOne Stock between the Company and Kenneth P. Eck dated January 21, 2001.

       10.72 Second Amendment to the Employment Agreement between the Company and Ralph R. Zanck dated as of January 24, 2001.

       10.73 Note and lease restructuring agreement with Richard McCulloch dated January 17, 2001.

* Incorporated by reference from the Company's Form 10-KSB Registration Statement filed with the Commission on January 16, 2001.

     (b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUTUREONE, INC.

Date: February 14, 2001                By: /s/ Donald D. Canella
                                           -------------------------------
                                           Donald D. Cannella
                                           Chief Executive Officer

Date: February 14, 2001                By: /s/ Ralph R. Zanck
                                           --------------------------------
                                           Ralph R. Zanck
                                           Chief Financial Officer

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                       DESCRIPTION OF EXHIBIT
      ------                       ----------------------

        4.25 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Earl J. Cook dated October 1, 2000.*

        4.26 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Earl J. Cook dated October 1, 2000.*

        4.27 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Steven R. Green dated October 1, 2000.*

        4.28 Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of Donald D. Cannella dated October 1, 2000.*

        4.29 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Ralph R. Zanck dated October 1, 2000.*

        4.30 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Bruce A. Robson dated October 1, 2000.*

        4.31 Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of Daniel J. Romano dated October 1, 2000.*

        4.32 Form of Warrant to Purchase 60,000 shares of Common Stock in the name of John Hobbs dated October 1, 2000.*

        4.33 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated October 15, 2000.*

        4.34 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated October 15, 2000.*

        4.35 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated October 15, 2000.*

        4.36 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated November 15, 2000.*

        4.37 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated November 15, 2000.*

        4.38 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated November 15, 2000.*

        4.39 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated December 15, 2000.*

        4.40 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated December 15, 2000.*

        4.41 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated December 15, 2000.*

        4.42 Form of Warrant to Purchase 30,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated December 31, 2000.*

        4.43 Form of Warrant to Purchase 24,000 shares of Common Stock in the name of John M. Ventimiglia dated December 31, 2000.*

        4.44 Form of Warrant to Purchase 6,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated December 31, 2000.*

        4.45 Form of Warrant to Purchase 500,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated January 16, 2001.

        4.46 Form of Warrant to Purchase 500,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

        4.47 Form of Warrant to Purchase 300,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated January 16, 2001.

        4.48 Form of Warrant to Purchase 240,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

        4.49 Form of Warrant to Purchase 60,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated January 16, 2001.

        4.50 Form of Warrant to Purchase 180,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA dated January 16, 2001.

        4.51 Form of Warrant to Purchase 144,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

        4.52 Form of Warrant to Purchase 36,000 shares of Common Stock in the name of Robin L. Morley & Mark E. Morley, as Tenants in Common dated January 16, 2001.

       10.62 Asset Sale and Purchase Agreement between the Company and R. Tucker Woodbury for the sale of Rocket Science Creative effective October 6, 2000.*

       10.63 Third Amendment to Promissory Note between OPEC CORP. and US BANK NATIONAL ASSOCIATION dated October 16, 2000.*

       10.64 Severance Agreement between the Company and Earl J. Cook dated January 12, 2001.*

       10.65 Severance Agreement between the Company and Steven R. Green dated January 12, 2001.*

       10.66 Financial Consulting Agreement between the Company and Steven R. Green dated January 12, 2001.*

       10.67 Second Amendment to August, 27, 1999, Collateralized Convertible Commercial Promissory Note by OPEC CORP. to the order of Norwest Bank Colorado, National Association, John Ventimiglia, and Robin L. Morley & Mark E. Morley in the amount of $1,000,000 dated January 16, 2001.

       10.68 Loan Agreement with Wells Fargo Bank West and John Ventimiglia to borrow up to $300,000 at 15% interest dated January 16, 2001.

       10.69 Collateralized Commercial Promissory Note in the amount of $300,000 dated January 16, 2001 by OPEC CORP. Trustee to the Wells Fargo Bank West and John M. Ventimiglia.

       10.70 Personal Guaranty by Don Cannella, President and CEO, to the noteholders of the $1,000,000 and $300,000 loans dated January 16, 2001.

       10.71 Agreement to Convert Principal and Interest to FutureOne Stock between the Company and Kenneth P. Eck dated January 21, 2001.

       10.72 Second Amendment to the Employment Agreement between the Company and Ralph R. Zanck dated as of January 24, 2001.

       10.73 Note and lease restructuring agreement with Richard McCulloch dated January 17, 2001.

* Incorporated by reference from the Company's Form 10-KSB Registration Statement filed with the Commission on January 16, 2001.