Form 10QSB
period 2001-03-31
FUTUREONE INC /NV/
filed 2001-05-15
CIK 1059838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

Commission File Number 000-30336

                                 FUTUREONE, INC.
        (Exact name of small business issuer as specified in its charter)

                              DEBTOR IN POSSESSION


                     NEVADA                            84-1383677
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)


                  1880 Office Club Pointe                 80920-5002
                Colorado Springs, Colorado                (Zip Code)
              (Address of principal executive
                         offices)

                                 (719) 272-8222
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2001, there were 16,629,301 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format.

(Check one)   Yes [  ]  No [X]

                                 FUTUREONE, INC.

                                      INDEX



                                                                         Page
 Part I:        Financial Information                                      3

      Item 1.   Financial Statements (Unaudited)                           3

                Condensed consolidated balance sheets  -
                March 31, 2001 and September 30, 2000                      3

                Condensed consolidated statements of operations -
                Three and Six months ended March 31, 2001 and 2000         4

                Condensed consolidated statements of cash flows  -
                Six months ended March 31, 2001 and 2000                   5

                Notes to condensed consolidated financial statements       6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition or Plan of Operation                            11

 Part II:       Other Information                                         14

      Item 1.   Legal Proceedings                                         14

      Item 2.   Changes in Securities and Use of Proceeds                 14

      Item 3.   Defaults Upon Senior Securities                           15

      Item 4.   Submission of Matters to a Vote of Security Holders       15

      Item 5.   Other Information                                         15

      Item 6.   Exhibits and Reports on Form 8-K                          15

 Signatures                                                               18

                          PART I. FINANCIAL INFORMATION

I. ITEM 1.    FINANCIAL STATEMENTS

                        FUTUREONE, INC. AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,       SEPTEMBER 30,
                                                                                           2001              2000
                                                                                      ----------------  ----------
                                                                                       (Unaudited)        (Note 1)
       ASSETS
       Current assets:
          Cash and cash equivalents                                                      $    57,828       $   296,285
          Available for sale securities                                                       16,835            46,552
          Trade  accounts  receivable,  net of allowance  for  doubtful  accounts of approximately $101,000  and  $35,000  at  March  31,  2001  and
            September  30,  2000,  respectively                                            2,135,373         2,137,095
          Cost and estimated earnings in excess of billings on uncompleted contracts         609,531           599,497
          Prepaid expenses and other assets                                                  354,689           286,460
                                                                                         -----------       -----------
       Total current assets                                                              $ 3,174,256         3,365,889

       Property and equipment, net                                                         2,462,831         2,652,711
       Notes receivable                                                                       40,967            44,866
       Intangible assets, net                                                              4,576,478         4,913,276
       Other assets                                                                           50,103            66,058
       Net long-term assets of discontinued operations                                            --           314,006
                                                                                         -----------       -----------
                                                                                         $10,304,635       $11,356,806
       LIABILITIES AND STOCKHOLDERS' EQUITY Liabilities Not Subject to
       Compromise Current liabilities:
          Credit lines payable                                                           $        --       $   455,000
          Notes payable to stockholders                                                        2,450           166,450
          Trade accounts payable                                                           2,206,991         2,997,270
          Accrued expenses                                                                   357,696           685,938
          Taxes payable                                                                      278,854           282,020
          Billings in excess of cost and estimated earnings on uncompleted contracts         188,129           235,238
          Debt in default and current portion of long term debt and capital leases         2,325,044         3,003,562
          Other liabilities                                                                       --           206,794
          Net current liabilities of discontinued operations                                      --           334,322
                                                                                         -----------       -----------
       Total current liabilities                                                           5,359,164         8,366,594

       Liabilities subject to compromise                                                   2,007,941 (a)           --

       Notes payable, less current portion                                                   775,326           608,727
       Capital lease payable, less current portion                                           261,119           352,830

       Stockholders' equity:
       Common stock,  $.001 par value,  50,000,000  shares authorized and 16,922,151
       and 15,747,151  shares  issued  at March  31,  2001 and  September  30,  2000,         16,923            15,748
       respectively
       Additional paid-in capital                                                         14,641,860        14,469,260
       Subscription receivable                                                                    --          (150,000)
       Unearned compensation                                                                  (6,250)          (99,281)
       Treasury stock, 292,850 shares                                                       (434,573)         (434,573)
       Other comprehensive loss                                                                   --          (179,515)
       Accumulated deficit                                                               (12,316,875)      (11,592,984)
                                                                                         -----------       -----------
       Total stockholders' equity                                                          1,901,085         2,028,655
                                                                                         -----------       -----------
                                                                                         $10,304,635       $11,356,806


       (a)  Liabilities subject to compromise consist of the following:
                Secured debt                                                             $   131,409       $        --
                Priority tax claims                                                            4,153                --
                Trade and other miscellaneous claims                                       1,418,338                --
                Subordinated debentures                                                      454,041                --
                                                                                          -----------       -----------
                Total liabilities subject to compromise                                  $ 2,007,941       $        --
                                                                                          ===========       ===========



            See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31                SIX MONTHS ENDED MARCH 31
                                                    2001                 2000                 2001                 2000
                                            --------------------  -------------------  -------------------  -----------

Revenues:                                          4,072,242             3,234,182            7,330,769            6,894,760
Cost of Sales (a)                                  3,414,470             3,189,447            6,017,320            6,631,042
                                            ----------------      ----------------     ----------------     ----------------
Gross profit                                         657,772                44,735            1,313,449              263,718
Operating expenses:
   General and administrative                        772,066             1,147,668            1,545,634            2,346,673
   Depreciation and amortization                     176,303               236,268              357,936              464,278
                                            ----------------      ----------------     ----------------     ----------------
Loss from operations                                (290,597)           (1,339,201)            (590,121)          (2,547,233)
Other income (expense):
   Interest expense                                 (290,063)             (264,564)            (385,844)            (505,423)
   Interest income                                     1,400                 2,310                1,400                3,862
   Gain (loss) on investment                        (210,280)               (9,528)            (210,280)             118,222
   Gain  (loss)  on sale of  property  and             9,682              (166,566)               9,682             (192,206)
   equipment
   Other                                             209,647                (9,235)             243,039               (6,010)
                                                 -----------           ------------         -----------          ------------
Net loss from continuing operations                 (570,212)           (1,786,784)            (932,124)          (3,128,788)
Discontinued operations:
   Loss from operations                                   --              (165,450)              (7,223)            (545,772)
   Gain on disposal                                       --                72,448              215,456            1,318,512
                                                 -----------           -----------          -----------          -----------
 Net loss                                        $  (570,212)          $(1,879,786)         $  (723,891)         $(2,356,048)
                                                 ===========           ===========          ===========          ===========

Basic and diluted net loss per common share:
   Loss from continuing operations               $      (.03)         $      (.14)         $      (.05)        $        (.24)
   Gain/(Loss)  from  discontinued                        --                 (.01)                 .01                   .06
   operations                                    ------------          -----------          -----------          ------------
 Net loss per common share                       $      (.03)         $      (.15)         $      (.04)        $        (.18)
                                                 ============          ===========         ============         ============

 Basic  and   diluted   weighted   average         16,877,920           12,888,340           16,425,173            12,909,250
 shares:                                         ============          ===========         ============          ===========



(a) Includes $195,000 and $178,000 of depreciation in three months ended March 31, 2001 and 2000, and $346,000 and $394,000 of depreciation in six months ended March 31, 2001 and 2000, respectively.



            See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         SIX MONTHS ENDED MARCH 31
                                                                                        2001                    2000
                                                                               ----------------------  -------------
      OPERATING ACTIVITIES
      Net loss                                                                        (723,891)             (2,356,048)
      Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities:

           Depreciation and amortization                                               703,979                 826,820
           Provision for doubtful accounts                                              66,000                  31,000
           Amortization of unearned compensation                                        93,031                 133,989
           Accretion of debt discount                                                       --                 220,250
           Stock compensation                                                               --                  64,000
           Realized and unrealized (gain) loss on investments                          209,232                   9,528
           Gain on disposal of discontinued operations                                (215,456)             (1,318,512)
           Loss (gain) on sale of assets                                                (9,682)                144,059
           Net cash used in discontinued operations activities                         (95,316)               (250,297)
           Changes in operating assets and liabilities:
             Trading securities                                                             --               1,645,435
             Trade accounts receivable                                                 (64,278)               (224,727)
             Costs  and   estimated   earnings   in  excess  of  billings  on
             uncompleted contracts                                                     (10,033)               (327,674)
             Prepaid expenses and other assets                                         (68,230)                (70,137)
             Trade accounts payable                                                    278,499                 887,621
             Accrued expenses                                                          142,152                 507,714
             Taxes payable                                                                 987                  11,776
             Billings   in  excess  of  cost  and   estimated   earnings   on
             uncompleted contracts                                                     (47,109)                228,123
             Other liabilities                                                        (112,176)                (72,297)
                                                                                      ---------                --------
      Net cash provided by (used in) operating activities                              147,709                  90,623

      INVESTING ACTIVITIES
      Purchases of property and equipment                                             (100,137)               (285,598)
      Proceeds from sale of property and equipment                                          --                 439,395
      Change in other assets                                                            19,855                (277,171)
      Net cash provided by discontinued operations investing activities                 75,000                  47,800
                                                                                       --------                ---------
      Net cash used in investing activities                                             (5,282)                (75,574)

      FINANCING ACTIVITIES
      Net proceeds (repayments) under credit lines                                    (455,000)                     --
      Principal payments under capital lease obligations                              (141,611)                (78,366)
      Proceeds from sale of common stock                                               196,775                      --
      Debt issuance costs                                                              127,000                 (52,251)
      Proceeds from borrowings                                                         631,744                (996,276)
      Principal payments of notes payable                                             (575,792)              1,178,800
      Repayments of notes payable to officers                                         (164,000)                     --
                                                                                       -------                 -------
      Net cash provided by financing activities                                       (380,884)                 51,907
                                                                                       -------                 -------
      Increase (decrease) in cash and cash equivalents                                (238,457)                 66,956
      Cash and cash equivalents at beginning of period                                 296,285                 160,032
                                                                                       -------                 -------
      Cash and cash equivalents at end of period                                        57,828                 226,988
                                                                                       =======                 =======

            See Notes To Condensed Consolidated Financial Statements.



                        FUTUREONE, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

On March 29, 2001, FutureOne, Inc. (the "Company") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the March 31, 2001, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant and equipment.


2.       DISCONTINUED OPERATIONS

NeighborComm, Inc. - Internet access business

On November 19, 1999, the Company sold its Internet access business, including all of its Internet access customers in Phoenix, Flagstaff, Tucson, Lake Havasu City, Prescott, Florence, and Payson, Arizona and all of the equipment related to providing Internet access to the Company's current Internet subscribers to Internet Commerce & Communications, Inc. (formerly RMI.NET, Inc.) ("ICCX") for ICCX common stock valued at approximately $2.75 million on the closing date of the transaction. Under terms of the Asset Purchase Agreement (the "ICCX Agreement"), 50 percent of the stock was immediately available for sale, 20 percent was to be available for sale six months after the transaction, 20 percent was to be available for sale one year after the transaction and 10 percent is being held in escrow until May 19, 2001, to cover any adverse claims that may be made against the acquired assets. The Company sold the 50 percent of the ICCX common stock that was immediately available for sale, for approximately $1.6 million. Additionally, 63,052, shares of ICCX common stock have been exchanged for full satisfaction of a $500,000 convertible note and 43,004 shares have been exchanged for 184,000 shares of the Company's Common Stock under the severance agreement, dated November 23, 1999, with Kendall Q. Northern, a former President and Chief Executive Officer of the Company.

Under terms of the ICCX Agreement, the Company agreed to fully satisfy outstanding amounts due on certain equipment leases related to the acquired assets by January 18, 2000. At March 31, 2001, the Company had not fully satisfied the outstanding amounts due on these equipment leases and expects to resolve the obligations through the bankruptcy court.

Pursuant to the terms of the ICCX Agreement, ICCX is under no obligation to deliver 10 percent of the total shares that are being held in escrow unless the Company timely satisfies such outstanding liabilities. In addition, if ICCX must assume the equipment leases related to the acquired assets, then the Company is obligated to return an additional number of shares of ICCX common stock so that the total of such shares plus the final disbursement shares and escrow shares withheld by ICCX as set forth above, equals two times the total amount due on such liabilities. The Company has partially satisfied the equipment leases but continues to owe additional amounts as of March 31, 2001.

Accordingly, the Internet access business is accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a gain on the sale of $1,319,000 in fiscal 2000.

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

Other

During 1999 and part of 2000, the Company and its subsidiaries were primarily a communications business in four related, but distinct, industry segments: i) Internet services, including personal and business dial up accounts, high speed frame relay connections and web site design; ii) communication equipment sales;
iii) broadband communications engineering and construction services; and iv) telecommunications and convergence technology, which was to include local and long distance phone service and the Company's networked community concept known as "NeighborComm", a virtual community (Intranet) within a community providing voice, video and high-speed Internet through a single source. Beginning in November of 1999, the Company began a series of divestitures and closing of unprofitable operations. The Company sold its Internet access business in November 1999, closed its communications products division in May 2000, sold its specialized horizontal drilling and boring company in June 2000, closed its telecommunications division and abandoned its NeighborComm product in August 2000, and sold its e-business and web design division in October 2000. All of these business segments are now included as discontinued operations in the accompanying financial statements.

The following represents the combined results of operations of the Company's discontinued operations:

                                                THREE MONTHS ENDED MARCH 31,           SIX MONTHS ENDED MARCH 31,
                                                2001          2000                    2001                   2000
                                            --------------  ---------               ------------         -------------

Revenues                             $      --              $ 784,500              $  31,713             $1,685,562
Cost of sales                               --               (679,612)                (5,823)            (1,516,068)
General  and   administrative expense       --               (223,807)               (33,113)              (577,193)
Depreciation  and   amortization expense    --                (46,531)                    --               (132,455)
Interest expense                            --                     --                     --                 (5,618)
Net loss                                    --               (165,450)                (7,223)              (545,772)

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

4.  ACCOUNTS RECEIVABLE - PURCHASE AGREEMENT

On March 24, 2000, the Company's wholly owned subsidiary, OPEC CORP., entered into an Account Purchase Agreement with a commercial bank. The agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. The Bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. The Company has included $205,000 in its March 31, 2001, accounts receivable balance representing the hold back of accounts receivable sold for which payment has not been received. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 20 percent annual interest rate. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business. At March 31, 2001, uncollected receivables, which have been sold subject to this agreement, would have represented approximately 42 percent of accounts receivable had they not been sold through their respective dates of disposal.

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at:

                                             MARCH 31,      SEPTEMBER 30,
                                                2001             2000
                                          ---------------- ----------

Costs    incurred   on  uncompleted
contracts                                $ 2,616,852       $ 2,070,472
Estimated earnings                           574,431           306,456
                                          ----------       -----------
                                           3,191,283         2,376,928
Less billings to date                     (2,769,881)       (2,012,669)
                                          ----------       -----------
                                          $  421,402       $   364,259
                                          ==========       ===========

Included in the accompanying balance sheet under the following captions:

                                                   MARCH 31,       SEPTEMBER 30,
                                                       2001              2000
                                                  ----------------  ----------

 Costs  and  estimated  earnings  in  excess  of
 billings on uncompleted contracts                $     609,531      $ 599,497
 Billings  in  excess  of  costs  and  estimated
 earnings on uncompleted contracts                     (188,129)      (235,238)
                                                     ----------       ---------
                                                     $  421,402      $ 364,259
                                                     ==========       =========

6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                 MARCH 31,      SEPTEMBER 30,
                                                   2001             2000
                                             ---------------- ---------------

Furniture and fixtures                          $   80,895       $   88,506
Computers and other equipment                      137,760          116,367
Construction equipment                           1,997,066        1,992,742
Software                                             9,005           40,175
Vehicles                                         1,382,410        1,345,237
Leasehold improvements                              14,091           26,942
                                                ----------       ----------
                                                 3,621,227        3,609,969
Less    accumulated     depreciation    and
  amortization                                  (1,158,396)        (957,258)
                                                ----------        ----------

                                                $2,462,831       $2,652,711

7. INTANGIBLE ASSETS

Goodwill related to discontinued operations was written-off and included in determining the gain or loss for each respective business disposal or closure. The remaining goodwill relates to OPEC, Corp.

         Intangible assets consist of the following at:

                                MARCH 31,       SEPTEMBER 30,
                                  2001              2000
                            ----------------  ----------
 Goodwill                      $6,139,123        $6,139,123
 CLEC License                      40,000            40,000
 Debt issuance costs              211,500           211,500
                               ----------        ----------
                                6,390,623         6,390,623
 Less amortization             (1,814,145)       (1,477,347)
                               ----------        ----------
                               $4,576,478        $4,913,276

8. NOTES PAYABLE AND LONG TERM DEBT

In January 2001, the Company renegotiated a $250,000 promissory note and accrued interest of approximately $83,000 owed to Richard B. McCulloch with an approximate combined balance of $282,933. Under terms of the renegotiation, Mr. McCulloch agreed to forgive the accrued interest on the note and lease as of December 31, 2000, approximately $47,865, to lower the interest rate in both obligations to 8%, combine the balance due on the note and lease and accept payments of $10,000, of principal and interest, per month on the combined balance.

In January 2001, the Company entered into an agreement to repay a $50,000 note owed to Hare & Co., trustees for Financial Institutions Retirement Fund, by making monthly payments of $2,000 including principal and interest starting February 28, 2001 and ending October 28, 2003. The note bears interest at 12%.

In January 2001, the Company reached an agreement with Kenneth P. Eck regarding a note payable to Mr. Eck in the amount of $64,800, plus accrued interest. Under terms of the agreement, Mr. Eck agreed to convert $35,000 of principal and interest into 175,000 shares of the Company's Common Stock and lower the monthly payments on the balance to $2,500 per month.

The Company has not paid certain promissory notes, totaling $70,000 by the stated maturity dates nor has it received from the holder any notice of conversion to Common Stock.

The Company has suspended all payments on the debt described in the above paragraphs and plans to resolve these debts through its bankruptcy proceedings.

In January 2001, the Company negotiated a second amendment to a Collateralized Convertible Commercial Promissory Note in the amount of $1,000,000. Under terms of the amendment the due date of the note was extended until December 2002, but is also callable on demand, and the lenders agreed to allow the Company to factor a certain amount of accounts receivable to a bank, based on a formula, which provides for the lenders to maintain certain minimum amounts of collateral, and Norwest Bank and John Ventimiglia agreed to provide an additional loan of $300,000 in the form of a revolving line of credit. In consideration for the amended terms, the Company agreed to provide the lenders with one million warrants to purchase Common Stock of the Company at $0.20 per share, 600,000 warrants to purchase Common Stock of the Company at $0.40 per share and to reprice 360,000 warrants previously issued to the lenders from $1.00 per share to $0.20 per share. Mark E. Morley, a director of the company and his sister-in-law are jointly 10% participants in the loan, and accordingly received 36,000 of the warrants issued by the company in this transaction. The above transaction resulted in an approximate $127,000 charge to interest expense during the current quarter.

All offers and sales of securities discussed in Footnote 8 were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

9. SEVERANCE AGREEMENTS

As of March 31, 2001, the Company owed $53,580 to Kendall Q. Northern, its former President and Chief Executive Officer in connection with the termination of his employment in November, 1999. Payments are to be made in the amount of $5,000 per month, including 12% interest.

In January 2001, the Company entered into a severance agreement with Earl J. Cook, its then President and Chief Executive Officer. Under the terms of the agreement he resigned as an officer and board member of the Company and all of its subsidiaries, and agreed to provide services to the Company on a limited basis for six months and receive $90,000 in payments over twenty-four months. The agreement also provided for him to be issued fully vested warrants to purchase 1,000,000 shares of Common Stock at $0.15 per share, and to surrender warrants to purchase 2,000,000 shares of Common Stock granted effective October 1, 2000 and warrants and options to purchase 205,406 and 245,000 shares of Common Stock, respectively, which were granted prior to September 30, 2000. As of March 31, 2001, the Company discontinued the services rendered by Mr. Cook, and therefore expensed the entire severance amount of $90,000 during the quarter.

In January 2001, the Company entered into a severance agreement with Steven R. Green who was Chairman of the Board of Directors at the time. Under the terms of the agreement, warrants to purchase 2,000,000 shares of Common Stock at $0.15 per share, originally granted effective October 1, 2000, was immediately vested.

In February 2001, the Company entered into a severance agreement with Bruce A. Robson, who was Vice President of Corporate Development at the time. Under the terms of the agreement, Mr. Robson was to be paid a bonus of $27,000 over a six month period and received 25,000 shares of the Company's Common Stock. The remaining unpaid balance is approximately $22,800 at March 31, 2001.

The Company has suspended payments related to the severance agreements described above and anticipates that any liabilities associated with the severance agreements will be resolved in conjunction with the bankruptcy proceedings.


10.  LEASES

The Company has included as liabilities subject to compromise certain outstanding equipment leases and other liabilities related to the assets acquired from the Company by ICCX in an approximate amount of $260,000. The Company may be subject to certain penalties under the terms of the agreement between ICCX and the Company.

11. SALE OF STOCK

In December 2000, the Company issued 1,000,000 shares of its Common Stock in exchange for $100,000 to a private investor. In January 2001, the Company issued 175,000 shares of its Common Stock in exchange for a $35,000 reduction of principal and interest on a note held by Kenneth P. Eck. The offering of these securities were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

12.  CHANGE IN CERTIFYING ACCOUNTANTS

On April 25, 2001 the Company determined not to engage Ernst and Young, Phoenix, Arizona as the Company's principal accountant to audit and report on the Company's financial statements and approved the engagement of Hein & Associates, LLP, Denver Colorado, as its an independent accountant and auditor to report on the Company's financial statement for the year ended September 30, 2001. Refer to the Company's 8-K filing dated May 2, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         All statements in this "Management's Discussion and Analysis of Financial Condition or Plan of Operation" elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the Company's restructuring efforts under Chapter 11 of the US Bankrupcy Code, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, an inability to obtain financing and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

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

RESULTS OF OPERATIONS

         The Company operates its business under a single segment, Telecommunication Infrastructure Services (formerly called Broadband communications and engineering construction services). The Company's previous other business segments, Internet services (which was sold October 6, 2000), telecommunication and convergence technology, and communication equipment sales, are included under discontinued operations. See Footnote 2 to the "Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

         The Company's operating loss was $291,000 and $1,339,000, and its net loss was $570,000 and $1,880,000 for the three months ended March 31, 2001 and 2000, respectively.

         The Company's operating loss was $590,000 and $2,547,000, and its net loss was $724,000 and $2,356,000, including a non-recurring gains of approximately $215,000 and $1,319,000 from the disposal of discontinued operations, for the six months ended March 31, 2001 and 2000, respectively.

THREE  MONTHS  ENDED MARCH 31, 2001  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2000

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $4,072,000 for the three months ended March 31, 2001, an increase of 25.9% from $3,234,000 for the three months ended March 31, 2000. The revenue increase was a result of additional sub-contractor capacity and a focus on medium-sized bid contracts.

COSTS OF REVENUES

         Cost of sales, which includes materials, direct labor costs and depreciation, was $3,414,000 during the three months ended March 31, 2001, compared to $3,189,000 for the three months ended March 31, 2000. This increase was primarily the result of higher revenues. Gross margins increased from 1.4% for the three months ended March 31, 2000, to 16.2% for the three months ended March 31, 2001. The increased margins are the result of the Company changing its focus from larger projects that typically yield lower margins to small- and medium-sized jobs with greater gross margins.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $376,000, or 32.8%, from $1,148,000 in the three months ended March 31, 2000, to $772,000 in the three months ended March 31, 2001. The decrease is directly related to elimination of administrative expenses required to support business segments that were sold or discontinued.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $60,000 from $236,000 in the three months ended March 31, 2000 to $176,000 in the three months ended March 31, 2001. This decrease was mainly attributable to a reduction in amortization of debt issuance cost and reduction in corporate leasehold improvement assets resulting from consolidation of offices in Colorado Springs.

INTEREST EXPENSE

         Interest expense increased $25,000 from $265,000 in the three months ended March 31, 2000, to $290,000 in the three months ended March 31, 2001. The increase in interest expense was the result of additional interest expense incurred in connection with receivables financing.

OTHER

         The Company realized a loss of approximately $210,000 during the three months ended March 31, 2001, related to the prolonged decline in available for sale securities received in the sale of its Internet access business. Company officers canceled personal notes due from the Company resulting in a gain of approximately $188,000 during the three months ended March 31, 2001.


SIX MONTHS ENDED MARCH 31, 2001 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2000

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $7,331,000 for the six months ended March 31, 2001, an increase of 6.3% from $6,895,000 for the six months ended March 31, 2000. The revenue increase is a result of additional subcontractor capacity and a focus on medium-sized bid jobs that were partially offset by reduced business activity in lower margin horizontal drilling and splicing projects.

COSTS OF REVENUES

         Cost of sales, which includes materials, direct labor costs and depreciation, was $6,017,000 during the six months ended March 31, 2001, compared to $6,631,000 for the six months ended March 31, 2000. The decrease is the result of improved operations and project selection. Gross margins increased from 3.8% for the six months ended March 31, 2000, to 17.9% for the six months ended March 31, 2001. The increased margins were the result of the Company changing its focus from larger projects that typically yield lower margins to small- and medium-sized jobs with higher gross margins. The Company also reduced business activity in lower margin horizontal drilling and splicing projects. Additionally two large projects in the first quarter of 1999 exceeded cost estimates negatively impacting gross margins for this period.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $801,000, or 34.1%, from $2,347,000 in the six months ended March 31, 2000, to $1,546,000 in the six months ended March 31, 2001. The decrease was directly related to elimination of administrative expenses required to support business segments that were sold or discontinued.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $106,000 from $464,000 in the six months ended March 31, 2000 to $358,000 in the six months ended March 31, 2001. This decrease is attributable to a reduction in amortization of debt issuance cost and reduction in corporate leasehold improvement assets resulting from consolidation of offices in Colorado Springs.

INTEREST EXPENSE

         Interest expense decreased $120,000 from $505,000 in the six months ended March 31, 2000, to $385,000 in the six months ended March 31, 2001. The decrease in interest expense is due to a combination of decreased interest expense of $30,000 resulting from the sale of assets used in the horizontal drilling business, interest forgiven of $47,000, and reduced interest expense associated with accretion of debt discount from working capital loans obtained by the Company during the six months ended March 31, 2000 of $93,000, partially offset by additional interest in the six months ended March 31, 2001 from receivables factoring.

OTHER

         The Company realized a gain of approximately $115,000 during the six months ended March 31, 2000, on the sale of the ICCX stock received in the sale of its Internet access business and a loss of approximately $210,000 during the six months ended March 31, 2001, on the recognition of the prolonged decline in the value of ICCX stock. Company officers canceled personal notes due from the Company resulting in a gain of approximately $188,000 during the six months ended March 31, 2001.

DISCONTINUED OPERATIONS

         During the six months ended March 31, 2000, the Company recognized a one-time gain of $1,319,000 related to disposal of its Internet access business. This operation was identified and accounted for as a discontinued operation for the fiscal year ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial current debt, including accounts payable, during the past two years, because of its unprofitable operations. A significant portion of the Company's accounts payable and borrowings were incurred from the operation of businesses that have been discontinued. The Company determined in March 2001 that the most expedient and effective approach to reducing the substantial burden of its debts was to restructure the liabilities resulting from corporate and discontinued operations through filing petition for relief under Chapter 11 of the federal bankruptcy laws. On March 29, 2001, FutureOne, Inc. filed Chapter 11 bankruptcy in the United States Bankruptcy Court in the District of Colorado. The Company's wholly owned subsidiary, OPEC CORP., has not sought protection from its creditors under Chapter 11 and will continue to operate unaffected by the bankruptcy filing. OPEC CORP. has negotiated with lenders and vendors to accept discounted and/or extended payment terms and expects to successfully defer a portion of its current debt. The Company is currently developing its restructuring plan and intends to emerge from bankruptcy as a focused, profitable and competitive telecommunication infrastructure services provider. There is, however, no guarantee that the Company will be successful in restructuring its debt while in Chapter 11 or that OPEC CORP. will continue operating unaffected by the bankruptcy.


The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                             SIX MONTHS ENDED MARCH 31
                                                             2001                   2000
                                                    ---------------------- -------------

  Net  Cash   Provided  by  (Used  in)   Operating        $   148,000            $   91,000
  Activities....................................
  Net  Cash   Provided  by  (Used)  in   Investing             (5,000)              (76,000)
  Activities....................................
  Net Cash Provided by Financing Activities.....             (381,000)               52,000
  Ending Cash Balance...........................               58,000               227,000
  Working Capital Deficit.......................           (2,184,000)           (2,875,000)
           (March 2001 working capital deficit excludes
           $2,008,000 in liabilities subject to compromise)


         The Company had net cash provided from operating activities of $148,000 for the six months ended March 31, 2001 compared to $91,000 net cash provided by operating activities for the six months ended March 31, 2000. The Company's investment activities required $5,000 and $76,000, during the six months ended March 31, 2001 and 2000, respectively. The primary reason for the change in cash used from investing activities in the six months ended March 31, 2001 was the decrease in cash used in discontinued operations of $180,000. Financing activities used $381,000 in the six months ended March 31, 2001 and provided $52,000 in the six months ended March 31, 2000. All the cash proceeds in the period ending March 31, 2001 was attributable to the sale of common stock while the cash proceeds in the period ending March 31, 2000 was attributable to net debt proceeds.

         During the year ended September 30, 2000, the Company also sold all of the available registered shares of ICCX Common Stock received in consideration of substantially all of the Company's assets relating to its Internet access business. The Company sold all of the 176,000 shares available for approximately $1,600,000, which was used for working capital and payment of accounts payable.

         OPEC had a $480,000 bank line of credit that was in place prior to the Company's acquisition of OPEC in July 1998. At December 31, 2000, the balance owed on the line was $40,000. The Company terminated the line of credit as of December 31, 2000, because the bank proposed to lower the line to $200,000 and because of additional financing obtained by OPEC as described below. The line was paid off in January, 2001.

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

         On September 1, 2000, the Company entered into stock subscription agreements with Mark E. Morley, a director of the Company, and his brother. Under the terms of the agreements they purchased shares of the Company's Common Stock at $0.10 per share by funding $100,000 in September 2000, $100,000 in October 2000, and $50,000 in November 2000. In December 2000, the Company sold additional shares to a private investor, at $0.10 per share, to obtain funds in the amount of $100,000.



                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         All legal proceedings and actions, except for the Chapter 11 Bankruptcy filing previously discussed, involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. A current director and certain beneficial owners of 5% or more of the Company's outstanding securities may be parties adverse to the Company with respect to debts owed to them. Reference Footnotes 8 and 9 to the Condensed Consolidated Financial Statements.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three-month period ending March 31, 2001, the Company issued stock options to purchase 485,000 shares of Common Stock at $0.15 per share to consultants of the Company for ongoing services.

See footnotes 8, 9 and 11 to the condensed consolidated financial statements for a discussion of issuances of commmon securities for the three months ended March 31, 2001.

Item 3.         DEFAULTS UPON SENIOR SECURITIES
        None
Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        None
Item 5.         OTHER INFORMATION
        None
Item 6.         EXHIBITS AND REPORTS ON FORM 8-K
        Exhibits

                                  Exhibit Index

Exhibit
Number        Description of Exhibit
-------       ----------------------



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

4.45          Form of Warrant to Purchase 500,000 shares of Common Stock in the name of
              Norwest Bank Colorado, National Association, Trustee of the James C. Berger
              Rollover IRA dated January 16, 2001.**

4.46          Form of Warrant to Purchase 500,000 shares of Common Stock in the name of
              John M. Ventimiglia dated January 16, 2001.**

4.47          Form of Warrant to Purchase 300,000 shares of Common Stock in the name of
              Norwest Bank Colorado, National Association, Trustee of the James C. Berger
              Rollover IRA dated January 16, 2001.**

4.48          Form of Warrant to Purchase 240,000 shares of Common Stock in the name of
              John M. Ventimiglia dated January 16, 2001.**

4.49          Form of Warrant to Purchase 60,000 shares of Common Stock in the name of
              Robin L. Morley & Mark E. Morley, as Tenants in Common  dated January 16, 2001.**

4.50          Form of Warrant to Purchase 180,000 shares of Common Stock in the name of
              Norwest Bank Colorado, National Association, Trustee of the James C. Berger
              Rollover IRA dated January 16, 2001.**

4.51          Form of Warrant to Purchase 144,000 shares of Common Stock in the name of
              John M. Ventimiglia dated January 16, 2001.**

4.52          Form of Warrant to Purchase 36,000 shares of Common Stock in the name of
              Robin L. Morley & Mark E. Morley, as Tenants in Common . dated January 16, 2001.**

10.62         Asset Sale and Purchase Agreement between the Company and R. Tucker
              Woodbury for the sale of Rocket Science Creative effective October 6,
              2000.*

10.63         Third Amendment to Promissory Note between OPEC CORP. and US BANK
              NATIONAL ASSOCIATION dated October 16, 2000.*
              ASSOCIATION dated October 16, 2000.*

10.64         Severance Agreement between the Company and Earl J. Cook dated January
              12, 2001.*

10.65         Severance Agreement between the Company and Steven R. Green dated
              January 12, 2001.*

10.66         Financial Consulting Agreement between the Company and Steven R. Green dated January 12, 2001.*

10.67         Second  Modification  to August,  27,  1999,  Collateralized  Convertible
              Commercial  Promissory  Note by OPEC CORP.  to the order of Norwest  Bank
              Colorado, National Association,  John Ventiniglia,  and Robin L. Morley &
              Mark E. Morley in the amount of $1,000,000 dated January 16, 2001.**


10.68         Loan  Agreement  to borrow up to $300,000 at 15% interest  dated  January
              16, 2001.**

10.69         Collateralized  Commercial  Promissory  Note in the  amount  of  $300,000 dated  January  16,  2001 by OPEC  CORP.  to the of Wells  Fargo Bank and
              John M. Ventimiglia.**

10.70         Personal Guaranty by Don Cannella,President and CEO, to the noteholders of the
              $1,000,000 and $300,000 loans dated January 16, 2001.**

10.71         Agreement to Convert  Principal  and Interest to FutureOne  Stock between the Company and Kenneth P. Eck dated January 21, 2001.**

10.72         Second  Amendment  to the  Employment  Agreement  between the Company and
              Ralph R. Zanck dated as of January 24, 2001.**

10.73         Note and lease  restructuring  agreement  with  Richard  McCulloch  dated
              Januay 17, 2001.**



*        Incorporated by reference from the Company's Form 10-KSB
         Registration Statement filed with the Commission on January 16, 2001

**       Incorporated by reference from the Company's Form 10-QSB
         Registration Statement filed with the Commission on February 16, 2001

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter  ended March
31, 2001.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    FUTUREONE, INC.

Date:  February 14, 2001                           By: /s/ Donald D. Canella
                                                       -------------------------
                                                       Donald D. Cannella
                                                       Chief Executive Officer

Date:  February 14, 2001                           By: /s/ Ralph R. Zanck
                                                      --------------------------
                                                       Ralph R. Zanck
                                                       Chief Financial Officer





                                  Exhibit Index

Exhibit
Number        Description of Exhibit
-------       ----------------------



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

4.45          Form of Warrant to Purchase 500,000 shares of Common Stock in the name of
              Norwest Bank Colorado, National Association, Trustee of the James C. Berger
              Rollover IRA dated January 16, 2001.**

4.46          Form of Warrant to Purchase 500,000 shares of Common Stock in the name of
              John M. Ventimiglia dated January 16, 2001.**

4.47          Form of Warrant to Purchase 300,000 shares of Common Stock in the name of
              Norwest Bank Colorado, National Association, Trustee of the James C. Berger
              Rollover IRA dated January 16, 2001.**

4.48          Form of Warrant to Purchase 240,000 shares of Common Stock in the name of
              John M. Ventimiglia dated January 16, 2001.**

4.49          Form of Warrant to Purchase 60,000 shares of Common Stock in the name of
              Robin L. Morley & Mark E. Morley, as Tenants in Common  dated January 16, 2001.**

4.50          Form of Warrant to Purchase 180,000 shares of Common Stock in the name of
              Norwest Bank Colorado, National Association, Trustee of the James C. Berger
              Rollover IRA dated January 16, 2001.**

4.51          Form of Warrant to Purchase 144,000 shares of Common Stock in the name of
              John M. Ventimiglia dated January 16, 2001.**

4.52          Form of Warrant to Purchase 36,000 shares of Common Stock in the name of
              Robin L. Morley & Mark E. Morley, as Tenants in Common . dated January 16, 2001.**

10.62         Asset Sale and Purchase Agreement between the Company and R. Tucker
              Woodbury for the sale of Rocket Science Creative effective October 6,
              2000.*

10.63         Third Amendment to Promissory Note between OPEC CORP. and US BANK
              NATIONAL ASSOCIATION dated October 16, 2000.*
              ASSOCIATION dated October 16, 2000.*

10.64         Severance Agreement between the Company and Earl J. Cook dated January
              12, 2001.*

10.65         Severance Agreement between the Company and Steven R. Green dated
              January 12, 2001.*

10.66         Financial Consulting Agreement between the Company and Steven R. Green dated January 12, 2001.*

10.67         Second  Modification  to August,  27,  1999,  Collateralized  Convertible
              Commercial  Promissory  Note by OPEC CORP.  to the order of Norwest  Bank
              Colorado, National Association,  John Ventiniglia,  and Robin L. Morley &
              Mark E. Morley in the amount of $1,000,000 dated January 16, 2001.**






10.68         Loan  Agreement  to borrow up to $300,000 at 15% interest  dated  January
              16, 2001.**

10.69         Collateralized  Commercial  Promissory  Note in the  amount  of  $300,000 dated  January  16,  2001 by OPEC  CORP.  to the of Wells  Fargo Bank and
              John M. Ventimiglia.**

10.70         Personal Guaranty by Don Cannella,President and CEO, to the noteholders of the
              $1,000,000 and $300,000 loans dated January 16, 2001.**

10.71         Agreement to Convert  Principal  and Interest to FutureOne  Stock between the Company and Kenneth P. Eck dated January 21, 2001.**

10.72         Second  Amendment  to the  Employment  Agreement  between the Company and
              Ralph R. Zanck dated as of January 24, 2001.**

10.73         Note and lease  restructuring  agreement  with  Richard  McCulloch  dated
              Januay 17, 2001.**



*        Incorporated by reference from the Company's Form 10-KSB
         Registration Statement filed with the Commission on January 16, 2001

**       Incorporated by reference from the Company's Form 10-QSB
         Registration Statement filed with the Commission on February 16, 2001

