Form 10QSB
period 2001-06-30
FUTUREONE INC /NV/
filed 2001-08-14
CIK 1059838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ____ Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2001, there were 16,629,301 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format.

(Check one)   Yes [  ]  No [X]

                                 FUTUREONE, INC.

                                      INDEX



                                                                        Page
Part I:        Financial Information                                      3

     Item 1.   Financial Statements (Unaudited)                           3

               Condensed consolidated balance sheets  -
               June 30, 2001 and September 30, 2000                       3

               Condensed consolidated statements of operations -
               Three and Nine months ended June 30, 2001 and 2000         4

               Condensed consolidated statements of cash flows  -
               Nine months ended June 30, 2001 and 2000                   5

               Notes to condensed consolidated financial statements       6

     Item 2.   Management's Discussion and Analysis or Plan of
               Operation                                                 10

Part II:       Other Information                                         14

     Item 1.   Legal Proceedings                                         14

     Item 2.   Changes in Securities and Use of Proceeds                 14

     Item 3.   Defaults Upon Senior Securities                           14

     Item 4.   Submission of Matters to a Vote of Security Holders       14

     Item 5.   Other Information                                         14

     Item 6.   Exhibits and Reports on Form 8-K                          14

Signatures                                                               17

                          PART I. FINANCIAL INFORMATION

                        I. ITEM 1. FINANCIAL STATEMENTS

                        FUTUREONE, INC. AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,        SEPTEMBER 30,
                                                                                        2001              2000
                                                                                    -----------       ------------
                                                                                    (Unaudited)        (Note 1)
  ASSETS
  Current assets:
     Cash and cash equivalents                                                       $  329,157       $   296,285
     Available-for-sale securities                                                        5,656            46,552
     Trade  accounts  receivable,  net of allowance  for  doubtful  accounts of approximately  $100,000  and  $35,000  at  June  30,  2001  and
       September  30,  2000, respectively                                             1,920,400         2,137,095
     Cost and estimated earnings in excess of billings on uncompleted contracts       1,038,038           599,497
     Prepaid expenses and other assets                                                  310,614           286,460
                                                                                    -----------       -----------
  Total current assets                                                                3,603,865         3,365,889

  Property and equipment, net                                                         2,552,544         2,652,711
  Notes receivable                                                                       45,666            44,866
  Intangible assets, net                                                              4,409,509         4,913,276
  Other assets                                                                           57,243            66,058
  Net long-term assets of discontinued operations                                            --           314,006
                                                                                    -----------       -----------
                                                                                    $10,668,827       $11,356,806
                                                                                    ===========       ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities Not Subject to Compromise
  Current liabilities:
     Credit lines payable                                                           $        --       $   455,000
     Notes payable to stockholders                                                        2,450           166,450
     Trade accounts payable                                                           2,412,023         2,997,270
     Accrued expenses                                                                   460,485           685,938
     Taxes payable                                                                      278,854           282,020
     Billings in excess of cost and estimated earnings on uncompleted contracts         620,542           235,238
     Debt in default and current portion of long term debt and capital leases         2,286,732         3,003,562
     Other liabilities                                                                      433           206,794
     Net current liabilities of discontinued operations                                      --           334,322
                                                                                    -----------       -----------
  Total current liabilities                                                           6,061,519         8,366,594

  Liabilities Subject to Compromise                                                   1,996,632 (a)            --


  Notes payable, less current portion                                                   777,462           608,727
  Capital lease payable, less current portion                                           251,635           352,830

  Stockholders' equity:
     Common  stock,   $.001  par  value,   50,000,000   shares  authorized  and
       16,922,151 and 15,747,151  shares  issued at June 30,  2001
       and  September  30,  2000,respectively                                            16,923            15,748
     Additional paid-in capital                                                      14,641,860        14,469,260
     Subscription receivable                                                                 --          (150,000)
     Unearned compensation                                                               (5,500)          (99,281)
     Treasury stock, 292,850 shares                                                    (434,573)         (434,573)
     Other comprehensive loss                                                            (9,812)         (179,515)
     Accumulated deficit                                                            (12,627,319)      (11,592,984)
                                                                                    -----------       -----------
  Total stockholders' equity                                                          1,581,579         2,028,655
                                                                                    -----------       -----------
                                                                                    $10,668,827       $11,356,806
                                                                                    ===========       ===========


  (a)  Liabilities subject to compromise consist of the following:
           Secured debt                                                              $  131,409        $       --
           Priority tax claims                                                            4,153                --
           Trade and other miscellaneous claims                                       1,407,029                --
           Subordinated debentures                                                      454,041                --
                                                                                     ----------        ----------
                                                                                     $1,996,632        $       --
                                                                                     ==========        ==========



    See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30     NINE MONTHS ENDED JUNE 30
                                               2001            2000           2001           2000
                                            -----------    ------------    ------------   -------------
Revenues:
Cost of Sales (a)                           $ 4,337,692    $  3,139,694    $ 11,668,461    $ 10,034,454
 Gross profit                                 3,805,666       2,636,847       9,822,985       9,267,889
                                            -----------    ------------    ------------   -------------
                                                532,026         502,847       1,845,476         766,565
Operating expenses:
   General and administrative                   524,806         878,944       2,061,912       3,225,616
   Depreciation and amortization                178,488         187,300         536,424         651,578
                                            -----------    ------------    ------------   -------------
Loss from operations                           (171,268)       (563,397)       (752,830)     (3,110,629)

Other income (expense):
   Interest expense                            (150,866)       (111,390)       (536,710)       (616,812)
   Interest income                                  700             814           2,100           4,676
   Gain (loss) on investment                         --        (113,121)       (210,280)          5,101
   Gain  (loss)  on sale of  property  and
     equipment                                       --         129,547           9,682         (62,659)
   Other                                         26,102         (71,624)        269,140         (77,636)
                                            -----------    ------------    ------------   -------------
Loss  before   reorganization   items  and
   discontinued operations:                    (295,332)       (729,171)     (1,218,928)     (3,857,959)

Reorganization items
   Professional fees                            (15,112)             --         (23,640)             --
                                            -----------    ------------    ------------   -------------
                                                (15,112)             --         (23,640)             --
Loss before discontinued operations:           (310,444)       (729,171)     (1,242,568)     (3,857,959)

Discontinued operations:
   Income (loss)  from operations                    --          64,407          (7,223)       (481,365)
   Gain (loss) on disposal                           --        (245,081)        215,456       1,073,431
                                            -----------    ------------    ------------   -------------
 Net loss                                   $  (310,444)    $  (909,845)    $(1,034,335)    $(3,265,893)
                                            ===========    ============    ============   =============

Basic and diluted net loss per common share:
   Loss from continuing operations          $      (.02)   $       (.06)    $      (.07)    $      (.30)
   Gain/(Loss)  from  discontinued
     operations                                      --            (.01)            .01             .05
                                             -----------    ------------    ------------   -------------
Net loss per common share                   $      (.02)   $       (.07)    $      (.06)    $      (.25)
                                            ===========    ============    ============   =============

 Basic  and   diluted   weighted   average
   shares:                                   16,922,151      12,909,294      16,590,832      12,909,264
                                            ===========    ============    ============   =============



(a) Includes $167,000 and $141,000 of depreciation in three months ended June 30, 2001 and 2000, and $513,000 and $535,000 of depreciation in nine months ended June 30, 2001 and 2000, respectively.


                 See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         NINE MONTHS ENDED JUNE 30
                                                                                        2001                    2000
                                                                               ----------------------  -------------
      OPERATING ACTIVITIES
      Net loss                                                                    $ (1,034,335)          $  (3,265,893)
      Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities:
           Depreciation and amortization                                             1,049,261               1,251,486
           Provision for doubtful accounts                                              65,000                  31,000
           Amortization of unearned compensation                                        20,556                 155,865
           Accretion of debt discount                                                       --                 245,667
           Stock compensation                                                               --                 131,675
           Realized and unrealized loss on investments                                 210,599                   9,528
           Gain on disposal of discontinued operations                                (215,456)             (1,073,431)
           Gain on Abcon sale                                                               --                 (91,158)
           Loss (gain) on sale of assets                                                (9,682)                 62,659
           Net cash used in discontinued operations activities                         (95,316)               (248,196)
           Changes in operating assets and liabilities:
             Trading securities                                                             --               1,685,062
             Trade accounts receivable                                                 151,695                (230,296)
             Costs  and   estimated   earnings   in  excess  of  billings  on
               uncompleted contracts                                                  (438,541)                 47,170
             Prepaid expenses and other assets                                         (24,154)                (81,580)
             Trade accounts payable                                                    469,101               1,467,411
             Accrued expenses                                                          248,062                  51,011
             Taxes payable                                                                 987                     818
             Billings   in  excess  of  cost  and   estimated   earnings   on
              uncompleted contracts                                                    385,304                 111,503
             Other liabilities                                                        (111,739)               (217,691)
                                                                                       ---------               -------
      Net cash provided by operating activities                                        671,342                  42,610

      INVESTING ACTIVITIES
      Purchases of property and equipment                                             (310,536)               (437,807)
      Proceeds from sale of property and equipment                                          --                 603,670
      Change in other assets                                                             8,015                  15,412
      Net  cash  provided  by  discontinued  operations  investing
        activities                                                                      75,000                  47,800
                                                                                       -------                 -------
      Net cash provided by (used in) investing activities                             (227,521)                229,075

      FINANCING ACTIVITIES
      Net repayments under credit lines                                               (455,000)                     --
      Principal payments under capital lease obligations                              (226,745)               (150,037)
      Proceeds from sale of common stock                                               270,000                      --
      Debt issuance costs                                                              127,000                 (52,251)
      Proceeds from borrowings                                                         862,817               1,244,042
      Principal payments of notes payable                                             (825,021)               (972,122)
      Repayments of notes payable to officers                                         (164,000)                 (5,000)
                                                                                       ---------               --------
      Net cash provided by (used in) financing activities                             (410,949)                 64,632
                                                                                      ---------                -------
      Increase  in cash and cash equivalents                                            32,872                 336,317
      Cash and cash equivalents at beginning of period                                 296,285                 160,032
                                                                                       -------                 -------
      Cash and cash equivalents at end of period                                     $ 329,157               $ 496,349
                                                                                       =======                 =======

            See Notes To Condensed Consolidated Financial Statements.

                        FUTUREONE, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2001


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

The balance sheet at September 30, 2000, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000, as filed with the Securities and Exchange Commission on January 16, 2001.

On March 29, 2001, FutureOne, Inc. (the "Company") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor in Possession. These claims are reflected in the June 30, 2001, balance sheet as "Liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant and equipment. As of June 30, 2001, the Company has not completed its reorganization plan.


2. DISCONTINUED OPERATIONS

NeighborComm, Inc. - Internet access business

On November 19, 1999, the Company sold its Internet access business to Internet Commerce & Communications, Inc. (formerly RMI.NET, Inc.) ("ICCX") for ICCX common stock valued at approximately $2.75 million on the closing date of the transaction. Under terms of the Asset Purchase Agreement (the "ICCX Agreement"), 50 percent of the stock was immediately available-for-sale, 20 percent was to be available-for-sale six months after the transaction, 20 percent was to be available-for-sale one year after the transaction and 10 percent was to be held in escrow until May 19, 2001, to cover any adverse claims that may be made against the acquired assets. The Company sold the 50 percent of the ICCX common stock that was immediately available-for-sale, for approximately $1.6 million. Additionally, in May of 2000, 63,052 shares of ICCX common stock were exchanged for full satisfaction of a $500,000 convertible note and in May of 2000, 43,004 shares were exchanged for 184,000 shares of the Company's Common Stock under the severance agreement with Kendall Q. Northern, a former President and Chief Executive Officer of the Company.

Under terms of the ICCX Agreement, the Company agreed to fully satisfy outstanding amounts due on certain equipment leases related to the acquired assets by January 18, 2000. At June 30, 2001, the Company had not fully satisfied the outstanding amounts due on these equipment leases and expects to resolve the obligations through the bankruptcy court.

Pursuant to the terms of the ICCX Agreement, ICCX is under no obligation to deliver 10 percent of the total shares that are being held in escrow unless the Company timely satisfies such outstanding liabilities. In addition, if ICCX must assume the equipment leases related to the acquired assets, then the Company is obligated to return an additional number of shares of ICCX common stock so that the total of such shares plus the final disbursement shares and escrow shares withheld by ICCX as set forth above, equals two times the total amount due on such liabilities. The Company has partially satisfied the equipment leases but continues to owe additional amounts and has not received the shares held in escrow as of June 30, 2001.

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

Other

During 1999 and part of 2000, the Company and its subsidiaries were primarily a communications business in four related, but distinct, industry segments: i) Internet services, including personal and business dial up accounts, high speed frame relay connections and web site design; ii) communication equipment sales;
iii) broadband communications engineering and construction services; and iv) telecommunications and convergence technology, Beginning in November of 1999, the Company began a series of divestitures and closing of unprofitable operations. The Company sold its Internet access business in November 1999, closed its communications products division in May 2000, sold a significant portion of its specialized horizontal drilling and boring business in June 2000, closed its telecommunications division in August 2000, and sold its e-business and web design division in October 2000. All of these business segments, except the specialized horizontal drilling and boring business, are now included as discontinued operations in the accompanying financial statements.

The following represents the combined results of operations of the Company's discontinued operations:

                                                   THREE MONTHS ENDED JUNE 30,                     NINE MONTHS ENDED JUNE 30,
                                                      2001                2000                      2001              2000
                                              ------------          ----------------          ------------       -------------

Revenues                                      $    --                  $ 328,403              $  31,713           $  2,013,891
Cost of sales                                      --                   (226,198)                (5,823)            (1,742,266)
General  and   administrative  expense             --                   (172,363)               (33,113)              (749,557)
Depreciation and amortization expense              --                    (40,827)                    --               (173,282)
Interest expense                                   --                       (382)                    --                 (5,998)
Other                                              --                    175,774                     --                175,847
                                              ------------          ----------------          ------------      --------------
Net income (loss)                             $    --                  $  64,407              $ (7,223)              $(481,365)
                                              ============          ================          ============      ==============

Costs and expenses, including interest, have been allocated to discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquistion is July 1, 2001 or later. The adopotion of SFAS 141 will not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have previously been issued. The statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 will have no impact on the Company's financial statements.


4. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are held for resale and consist of ICCX common shares. Available-for-sale securities are stated at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income (loss).
Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

5.  ACCOUNTS RECEIVABLE - PURCHASE AGREEMENT

On March 24, 2000, the Company's wholly owned subsidiary, OPEC CORP., entered into an Account Purchase Agreement with a commercial bank. The agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. The Bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. The Company has included $327,000 in its June 30, 2001, accounts receivable balance representing the reserve of accounts receivable sold for which payment has not been received. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 20 percent annual interest rate based on the gross amount of accounts receivable financed. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business. At June 30, 2001, uncollected receivables, which have been sold subject to this agreement, would have represented approximately 50 percent of accounts receivable had they not been sold through their respective dates of disposal.

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Costs and estimated earnings on uncompleted contracts consisted of the following at:

                                           JUNE 30,       SEPTEMBER 30,
                                             2001             2000
                                       ----------------    ----------

Costs    incurred   on    uncompleted
  contracts                              $ 3,502,191       $ 2,070,472
Estimated earnings                           618,033           306,456
                                          ----------       -----------
                                           4,120,224         2,376,928
Less billings to date                     (3,702,728)       (2,012,669)
                                          ----------       -----------
                                         $   417,496       $   364,259
                                          ==========       ===========

         Included  in  the  accompanying   balance  sheet  under  the  following
         captions:

                                                      JUNE 30,     SEPTEMBER 30,
                                                        2001           2000
                                                  ----------------  ----------

 Costs  and  estimated  earnings  in  excess  of
   billings on  uncompleted contracts               $ 1,038,038      $ 599,497
 Billings  in  excess  of  costs  and  estimated
   earnings on uncompleted contracts                   (620,542)      (235,238)
                                                     ----------      ---------
                                                    $   417,496      $ 364,259
                                                     ==========      =========

7. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:

                                                 JUNE 30,       SEPTEMBER 30,
                                                   2001             2000
                                             ----------------   ----------

Furniture and fixtures                          $   80,145       $   88,506
Computers and other equipment                      111,638          116,367
Construction equipment                           2,167,713        1,992,742
Software                                            40,175           40,175
Vehicles                                         1,442,910        1,345,237
Leasehold improvements                              29,287           26,942
                                                ----------       ----------
                                                 3,871,868        3,609,969
Less accumulated depreciation and               (1,319,324)        (957,258)
  amortization                                  ----------       ----------
                                                $2,552,544       $2,652,711
                                                ==========       ==========

8. INTANGIBLE ASSETS

         Intangible assets consisted of the following at:

                               JUNE 30,        SEPTEMBER 30,
                                 2001              2000
                              ----------------  ----------
Goodwill                      $6,139,123        $6,139,123
CLEC License                      40,000            40,000
Debt issuance costs              211,500           211,500
                              ----------        ----------
                               6,390,623         6,390,623
Less amortization             (1,981,114)       (1,477,347)
                              ----------        ----------
                              $4,409,509        $4,913,276
                              ==========        ==========
9. NOTES PAYABLE AND LONG-TERM DEBT

In January 2001, the Company reached an agreement with Kenneth P. Eck regarding a note payable to Mr. Eck in the amount of $64,800, plus accrued interest. Under terms of the agreement, Mr. Eck agreed to convert $35,000 of principal and interest into 175,000 shares of the Company's Common Stock and lowered the monthly payments on the balance to $2,500 per month.

The Company has suspended all payments on debt incurred prior to its March 29, 2001 bankruptcy filing and plans to resolve these debts through its bankruptcy proceedings. The debt owed to Mr. Eck is included on the balance sheet as "Liabilities subject to compromise."

In January 2001, the Company negotiated a second amendment to a $1,000,000 collateralized convertible commercial promissory note. Under terms of the amendment the due date of the note was extended until December 2002, but is also callable on demand, and the lenders agreed to permit the Company to factor a certain amount of accounts receivable to a bank, based on a formula, which requires the Company to maintain certain minimum amounts of collateral. Norwest Bank and an unaffiliated individual agreed to provide the Company an additional loan of $300,000 in the form of a revolving line of credit. In consideration for the amended terms, the Company agreed to provide the lenders with one million warrants to purchase Common Stock of the Company at $0.20 per share, 600,000 warrants to purchase Common Stock of the Company at $0.40 per share and to re-price 360,000 warrants previously issued to the lenders from $1.00 per share to $0.20 per share. Mark E. Morley, a director of the company, and his sister-in-law are jointly 10% participants in the loan, and accordingly received 60,000 of the warrants issued at $0.40 and 36,000 of the warrants issued at $1.00 and reduced to $0.20. The latter transaction resulted in an approximate $127,000 charge to interest expense during the quarter ending March 31, 2001.

All of the above offers and sales of securities discussed in Footnote 8 were made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

10. SEVERANCE AGREEMENTS

The Company has suspended cash payments related to the following described severance agreements and anticipates that any liabilities associated with the severance agreements will be resolved in conjunction with its bankruptcy proceedings.

As of June 30, 2001, the Company owed $53,580 to Kendall Q. Northern, its former President and Chief Executive Officer, in connection with the termination of his employment in November, 1999 in which the Company agreed to pay Mr. Northern $5,000 per month, including 12% interest.

The Company owed Earl J. Cook, its former President and Chief Executive Officer, $83,077 as of June 30, 2001, in connection with a severance agreement entered into in January 2001. In connection with the severance agreement, the Company issued fully vested warrants to purchase 1,000,000 shares of Common Stock at $0.15 per share, and Mr. Cook surrendered warrants to purchase 2,000,000 shares of Common Stock granted effective October 1, 2000 and warrants and options to purchase 205,406 and 245,000 shares of Common Stock, respectively, which were granted prior to September 30, 2000.

In January 2001, the Company entered into a severance agreement with Steven R. Green who was Chairman of the Board of Directors at the time. Under the terms of the agreement, warrants to purchase 2,000,000 shares of Common Stock at $0.20 per share, originally granted effective October 1, 2000, were immediately vested.

In February 2001, the Company entered into a severance agreement with Bruce A. Robson, who was Vice President of Corporate Development at the time. Under the terms of the agreement, Mr. Robson received 25,000 shares of the Company's Common Stock. Additionally, the Company owed Mr. Robson approximately $22,800 at June 30, 2001 in connection with this severance agreement.

11.  LEASES

The Company has included as liabilities subject to compromise certain outstanding equipment leases and other liabilities related to the assets acquired from the Company by ICCX in an approximate amount of $260,000. The Company may be subject to penalties under the terms of the agreement between ICCX and the Company described in Note 2.

12. SALE OF STOCK

In December 2000, the Company issued 1,000,000 shares of its Common Stock in exchange for $100,000 to a private investor. In January 2001, the Company issued 175,000 shares of its Common Stock in exchange for a $35,000 reduction of principal and interest on a note held by Kenneth P. Eck. The offering of these securities were made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

13. SUBSEQUENT EVENTS

On July 24, 2001, the Company's wholly owned subsidiary, OPEC, CORP, agreed to purchase all of the outstanding stock of JAE-TECH Engineering, Inc (the "JAE-TECH Acquisition Agreement"). Under the agreement, the JAE-TECH stockholders are to receive 50% of the net income generated by JAE-TECH for the period of 3 years, subject to the limitation that such payments will not exceed $500,000. OPEC agreed to provide management and administrative support, and to sub-contract all its existing and future engineering and drafting projects as long as JAE-TECH remains a wholly owned subsidiary of OPEC. OPEC has the right to cancel the Agreement within the first two years if JAE-TECH does not achieve specified revenue levels.

In connection with the purchase of JAE-TECH, an employment agreement was entered into on July 24, 2001 with John A. Emrick, the founder and previous majority shareholder of JAE-TECH, to serve as its president for a period of five years, subject to revenue requirements as set forth in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this "Management's Discussion and Analysis or Plan of Operation" and also contained elsewhere in this report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the Company's restructuring efforts under Chapter 11 of the US Bankrupcy Code, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, an inability to obtain financing and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and "Management's Discussion and Analysis or Plan of Operation" included as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

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

         The Company's operating loss was $171,000 and $563,000, and its net loss was $310,000 and $910,000 for the three months ended June 30, 2001 and 2000, respectively.

         The Company's operating loss was $753,000 and $3,111,000, and its net loss was $1,034,000 and $3,266,000, including non-recurring gains of approximately $215,000 and $1,073,000 from the disposal of discontinued operations, for the nine months ended June 30, 2001 and 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $4,338,000 for the three months ended June 30, 2001, an increase of 38.2% from $3,140,000 for the three months ended June 30, 2000. The revenue increase was a result of additional sub-contractor capacity and a change from focusing on larger-sized, less frequent bid contracts to medium-sized, more frequent bid contracts.

COSTS OF REVENUES

         Cost of sales, which includes materials, direct labor costs and depreciation, was $3,806,000 during the three months ended June 30, 2001, compared to $2,637,000 for the three months ended June 30, 2000. This increase was primarily the result of higher revenues. Gross margins decreased from 16.0% for the three months ended June 30, 2000, to 12.3% for the three months ended June 30, 2001. The decreased margins are the result of unexpected cost overruns on certain projects the Company engaged in during the quarter.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $354,000, or 40.3%, from $879,000 in the three months ended June 30, 2000, to $525,000 in the three months ended June 30, 2001. The decrease is directly related to reducing overhead expenses, the elimination of certain executory contracts and equipment leases, and the elimination of administrative expenses required to support business segments that were sold or discontinued.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization, not including depreciation included in cost of sales, decreased $9,000 from $187,000 in the three months ended June 30, 2000 to $178,000 in the three months ended June 30, 2001. This decrease was mainly attributable to a reduction in amortization of debt issuance cost and reduction in corporate leasehold improvement assets resulting from consolidation of offices in Colorado Springs.

INTEREST EXPENSE

         Interest expense increased $40,000 from $111,000 in the three months ended June 30, 2000, to $151,000 in the three months ended June 30, 2001. The increase in interest expense was mainly a result of additional interest expense incurred in connection with receivables financing.

OTHER

         The Company realized a gain of approximately $22,000 during the three months ended June 30, 2001, related to an insurance claim related to a damaged asset. The Company realized a loss of approximately $71,000 during the three months ended June 30, 2000, related to the sale of certain assets to Abcon, Inc.

REORGANIZATION ITEMS

         During  the  quarter  ending  June  20,  2001,  the  Company   incurred
professional fees of $15,000 in legal expenses related to its bankruptcy proceedings.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $11,668,000 for the nine months ended June 30, 2001, an increase of 16.3%, from $10,034,000 for the nine months ended June 30, 2000. The revenue increase is a result of additional subcontractor capacity and a focus on medium-sized bid contracts that were partially offset by reduced business activity in our horizontal drilling due to a sale effective March 2000 of a significant portion of our horizontal drilling business and reduced business activity in splicing projects.

COSTS OF REVENUES

         Cost of sales, which includes materials, direct labor costs and depreciation, was $9,823,000 during the nine months ended June 30, 2001, compared to $9,268,000 for the nine months ended June 30, 2000. While operations and project selection improved during fiscal 2001, the increase is the result of higher revenues. Gross margins increased from 7.6% for the nine months ended June 30, 2000, to 15.8% for the nine months ended June 30, 2001. The increased margins were the result of the Company changing its focus from larger projects that typically yield lower margins to small- and medium-sized jobs with higher gross margins. The Company also reduced business activity in lower margin horizontal drilling and splicing projects.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $1,164,000, or 36.1%, from $3,226,000 in the nine months ended June 30, 2000, to $2,062,000 in the nine months ended June 30, 2001. The decrease was mainly related to the elimination of administrative expenses required to support business segments that were sold or discontinued.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization, not including depreciation included in cost of sales, decreased $115,000 from $652,000 in the nine months ended June 30, 2000 to $536,000 in the nine months ended June 30, 2001. This decrease is attributable to a reduction in amortization of debt issuance cost and reduction in corporate leasehold improvement assets resulting from consolidation of offices in Colorado Springs.

INTEREST EXPENSE

         Interest expense decreased $80,000 from $617,000 in the nine months ended June 30, 2000, to $537,000 in the nine months ended June 30, 2001. The decrease in interest expense is due to a combination of interest forgiven, and reduced interest expense associated with accretion of debt discount from working capital loans obtained by the Company during the nine months ended June 30, 2000 partially offset by additional interest in the nine months ended June 30, 2001 from receivables factoring.

OTHER

         The Company realized a gain of approximately $5,000 during the nine months ended June 30, 2000, on the sale of the ICCX stock received in the sale of its Internet access business and a loss of approximately $210,000 during the nine months ended June 30, 2001, on the recognition of the prolonged decline in the value of ICCX stock. Company officers canceled personal notes due from the Company resulting in a gain of approximately $188,000 during the nine months ended June 30, 2001.

REORGANIZATION ITEMS

         During the nine months ending June 20, 2001, the Company incurred professional fees of $24,000 in legal expenses related to its bankruptcy proceedings.

DISCONTINUED OPERATIONS

         During the nine months ended June 30, 2000, the Company recognized a one-time gain of $1,319,000 related to disposal of its Internet access business and a loss related to the closing of its communication equipment sales business. These operations were identified and accounted for as discontinued operations for the fiscal year ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial current debt, including accounts payable, during the past two years, because of its unprofitable operations. A significant portion of the Company's accounts payable and borrowings were incurred from the operation of businesses that have been discontinued. The Company determined in March 2001 that the most expedient and effective approach to reducing the substantial burden of its debts was to restructure the liabilities resulting from corporate and discontinued operations through filing petition for relief under Chapter 11 of the federal bankruptcy laws. On March 29, 2001, FutureOne, Inc. filed Chapter 11 bankruptcy in the United States Bankruptcy Court in the District of Colorado. The Company's wholly owned subsidiary, OPEC CORP., has not sought protection from its creditors under Chapter 11 and expects to continue to operate unaffected by the bankruptcy filing. OPEC CORP. has negotiated with lenders and vendors to accept discounted and/or extended payment terms and expects to successfully defer a portion of its current debt. The Company is currently developing its restructuring plan and intends to emerge from bankruptcy as a focused, profitable and competitive telecommunication infrastructure services provider. The Company has requested an extension through October 28, 2001 to file its initial restructuring plan. There is, however, no guarantee that the Company will be successful in restructuring its debt while in Chapter 11 or that OPEC CORP. will continue operating unaffected by the bankruptcy.


         The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                       NINE MONTHS ENDED JUNE 30
                                                     2001               2000
                                                   --------------- -------------

Net  Cash   Provided  by   Operating
  Activities....................................      $   671,000    $   43,000
Net  Cash   Provided  by  (Used in)  in   Investing
  Activities....................................         (228,000)      229,000
Net Cash Provided by (Used In) Financing Activities      (411,000)       65,000
Ending Cash Balance...........................            329,000       496,000
Working Capital Deficit.......................         (2,458,000)   (2,733,000)
          (June 2001 working capital deficit excludes
          $1,997,000 in liabilities subject to compromise)

         The Company had net cash provided from operating activities of $671,000 for the nine months ended June 30, 2001 compared to $43,000 net cash provided by operating activities for the nine months ended June 30, 2000. The Company's investment activities required $228,000 and provided $229,000, during the nine months ended June 30, 2001 and 2000, respectively. The primary reason for the change in cash used from investing activities in the nine months ended June 30, 2001 was the decrease in cash provided by proceeds from the sale of property and equipment of $604,000. Financing activities used $411,000 in the nine months ended June 30, 2001 and provided $65,000 in the nine months ended June 30, 2000. All the cash proceeds from financing activities in the period ending June 30, 2001 were attributable to the sale of common stock while the cash proceeds from financing activities in the period ending June 30, 2000 were attributable to net debt proceeds.

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

         On March 24, 2000, OPEC entered into an Account Purchase Agreement with a commercial bank. The agreement allows for acceptable accounts receivable to be sold and assigned to the bank. The bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 20 percent annual interest rate based on the gross amount of accounts receivable financed. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.

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

         The Company's access to capital is limited as a result of the bankruptcy. However, the Company, through its subsidary OPEC, has been successful in securing capital leases for equipment, vehicles, and computers. The advance on accounts receivable financing was recently increased from 80% to 85%. In April, the Company's subsidiary OPEC, negotiated discounts and payment terms on approximately $600,000 of past due accounts payable. OPEC has been meeting the agreed payment terms and has paid down approximately 300,000 of the past due payables. During the next 60 days the Company will attempt to acquire asset based line of credit, that if obtained will signifcantly reduce current interest charges. Additionally, the Company will continue discussions with equity capital groups and may include equity funds as part of its restructuring plan.

                                                   PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         All legal proceedings and actions, except for the Chapter 11 Bankruptcy filed March 29, 2001 with the Bankruptcy Court in the District of Colorado (Case #01-14142 DEC), involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. Refer to the Liquidity and Capital Resources (Part 1, Item 2) for additional information regarding the status of the bankruptcy.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

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

4.53       Form of Option to Purchase 485,000 shares of Common Stock in the name of
           Robert D. McNeil dated February 1, 2001.

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

10.70      Personal Guaranty by Don Cannella,President and CEO, to the noteholders of the
           $1,000,000 and $300,000 loans dated January 16, 2001.**

10.71      Agreement to Convert  Principal  and Interest to FutureOne  Stock between the Company and Kenneth P. Eck dated January 21, 2001.**

10.72      Second  Amendment  to the  Employment  Agreement  between the Company and
           Ralph R. Zanck dated as of January 24, 2001.**

10.73      Note and lease  restructuring  agreement  with  Richard  McCulloch  dated
           January 17, 2001.**

10.74      Stock purchase  agreement  between OPEC, CORP. and JAE-Tech  Engineering,
           Inc. dated July 24, 2001.  ***

10.75      Employment  Agreement  between  JAE-Tech  Engineering,  Inc.  and John A.
           Emrick dated July 24, 2001.  ***

* Incorporated by reference from the Company's Annual Report Form 10-KSB filed with the Commission on January 16, 2001

**       Incorporated by reference from the Company's Form 10-QSB
         Registration Statement filed with the Commission on February 16, 2001

***      Filed herewith.

(b) Reports on Form 8-K

    The Company filed a Current Report on form 8-K on April 6, 2001 for announcement of bankruptcy proceedings and May 2, 2001 for announcement of a change in certifying accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    FUTUREONE, INC.

Date:  August 13, 2001                               By: /s/ Donald D. Canella
                                                         -----------------------
                                                         Donald D. Cannella
                                                         Chief Executive Officer

Date:  August 13, 2001                               By: /s/ Ralph R. Zanck
                                                        ------------------------
                                                         Ralph R. Zanck
                                                         Chief Financial Officer

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

4.53       Form of Option to Purchase 485,000 shares of Common Stock in the name of
           Robert D. McNeil dated February 1, 2001.

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

10.70      Personal Guaranty by Don Cannella,President and CEO, to the noteholders of the
           $1,000,000 and $300,000 loans dated January 16, 2001.**

10.71      Agreement to Convert  Principal  and Interest to FutureOne  Stock between the Company and Kenneth P. Eck dated January 21, 2001.**

10.72      Second  Amendment  to the  Employment  Agreement  between the Company and
           Ralph R. Zanck dated as of January 24, 2001.**

10.73      Note and lease  restructuring  agreement  with  Richard  McCulloch  dated
           January 17, 2001.**

10.74      Stock purchase  agreement  between OPEC, CORP. and JAE-Tech  Engineering,
           Inc. dated July 24, 2001.  ***

10.75      Employment  Agreement  between  JAE-Tech  Engineering,  Inc.  and John A.
           Emrick dated July 24, 2001.  ***

* Incorporated by reference from the Company's Annual Report Form 10-KSB filed with the Commission on January 16, 2001

**       Incorporated by reference from the Company's Form 10-QSB
         Registration Statement filed with the Commission on February 16, 2001

***      Filed herewith.

(b) Reports on Form 8-K

    The Company filed a Current Report on form 8-K on April 6, 2001 for announcement of bankruptcy proceedings and May 2, 2001 for announcement of a change in certifying accountants.