Form 10KSB
period 2001-09-30
FUTUREONE INC /NV/
filed 2002-01-15
CIK 1059838

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-KSB
 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001  Commission file number: 000-30336

                                 FUTUREONE, INC.
                 (Exact Name of small business issuer in its Charter)
                              Debtor in Possession

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
___ X _____ No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year:  $15,189,687

         The number of shares of Common Stock outstanding as of January 10, 2002, was 16,629,301. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of January 10, 2002 was approximately $416,000 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.
                   Documents Incorporated by Reference: ______

Transitional Small Business Disclosure Format (check one) Yes ____  No  X
                                                                       -----



                                TABLE OF CONTENTS


Item                                                                                                      Page

                                     PART I

1.       Description of Business..................................................................................2
2.       Description of Property..................................................................................7
3.       Legal Proceedings........................................................................................8

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters.................................................8
6.       Management's Discussion and Analysis or Plan of Operation...............................................11
7.       Financial Statements....................................................................................19
8.       Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure................................................................................19

                                    PART III

9.       Directors, Executive Officers, Promotions and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.......................................................19
10.      Executive Compensation..................................................................................20
11.      Security Ownership of Certain Beneficial Owners and Management..........................................25
12.      Certain Relationships and Related Transactions..........................................................27
13.      Exhibits, List and Reports on Form 8-K..................................................................28
         Signatures..............................................................................................38
         Financial Statements...................................................................................F-1


                                     PART I

         FUTURE ONE & DESIGN(R) is a registered trademark and trade name of the Company. Some trademarks and trade names included in this Report are the property of third parties and the use thereof does not imply a direct or indirect endorsement of the Company by such third parties.

Item 1.  Description of Business.

General

         FutureOne, Inc. was incorporated in Nevada on March 22, 1994, as World's Fare, Inc. World's Fare, Inc. acquired FUTUREONE, INC., an Arizona corporation, which was incorporated December 26, 1996, pursuant to an Exchange Agreement, which became effective March 30, 1998. In July 1998, World's Fare, Inc. changed its name to FutureOne, Inc. When used in this annual report, unless the context requires otherwise, the terms "Company" and "FutureOne" refer to FutureOne, Inc., a Nevada corporation and all of FutureOne's subsidiaries. The Company's principal offices are located at 1880 Office Club Pointe, Suite 2000, Colorado Springs, CO 80920-5002, telephone 719-272-8222. The Company maintains a web site at www.futureone.net.

         On March 29, 2001, FutureOne, Inc. filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a Debtor in Possession. These claims are reflected in the September 30, 2001, balance sheet as "Liabilities subject to compromise." There may be additional claims resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of claims are secured primarily by liens on the Company's property, plant and equipment. On October 15, 2001, the Company submitted its reorganization plan. As of January 10, 2002, the Company's reorganization plan had not been approved. The Company anticipates filing an amended reorganization plan prior to January 26, 2002.

         FutureOne, through its wholly owned subsidiary OPEC CORP. ("OPEC"), is a provider of telecommunications infrastructure deployment services to the telecommunications and utilities industry. The Company provides design, engineering, construction and maintenance service to telecommunications companies, utility providers, and real estate developers in the western United States. FutureOne designs, engineers, constructs and maintains aerial and underground fiber-optic, coaxial and copper cable networks and other infrastructure for companies such as AT&T, Qwest Communications, MCI WorldCom, and other smaller customers. The Company's telecommunication services also include copper and fiber splicing, horizontal drilling and boring, commercial and residential installations, network repair and maintenance, testing, line conditioning and utility construction management services.

The Company provides services primarily in Colorado and Arizona and has the capability to provide services in other neighboring states. It currently maintains construction offices in Colorado Springs and Denver and maintains an administrative and corporate office in Colorado Springs. While the Company continues to seek projects in Phoenix, the Phoenix facility was closed in December 2001.

Industry

         The telecommunications services industry is experiencing significant slowdown and the demand for qualified contractors is low. In response to end user demand for additional high speed bandwidth, telecommunications companies and cable television system operators continue to upgrade their existing systems, expand their systems, and in many instances, replace their existing telecommunications infrastructure to allow them to provide increased bandwidth, capable of moving vast amounts of digital data. The demand for these services has slowed significantly in the last year. Capital expenditure forecasts for many of these companies have been significantly reduced for the 2002 fiscal year.

History

         FutureOne was formed as an Internet Service Provider ("ISP") in November 1995. The Company further entered into other lines of business, primarily through telecommunications related acquisitions, in an effort to expand its business, based on a plan to provide convergence technology direct to consumers, under the trade name of funding "Neighborcomm". However, the Company was not successful in penetrating markets, funding growth or raising sufficient capital to adequately compete with major providers. Consequently, in a focused restructuring, FutureOne sold its original ISP business and divested or closed all other business segments, with the exception of OPEC, which was acquired in July of 1998.

Business Strategy

         FutureOne intends to grow its business internally and through strategic acquisitions with the goal of expanding its service offerings and geographic footprint, while maintaining a total focus on improving operating efficiencies to achieve profit.

Internal Growth

         The short-term goal is to immediately focus on generating internal profit and growth by:

o Increasing the profitable volume of services provided to existing customers in current markets;

o        Broadening the customer base by adding new customers and;

o        Geographically expanding service areas for new and existing customers.

Long Term Growth

         Provided the Company successfully reorganizes, settles its bankruptcy obligations and raises additional capital, it will pursue longer-term goals and focus on generating additional growth by:

o Expanding resources and capabilities to serve new industry segments such as wireless communications and the electric power industry.

o Expanding existing service offerings such as residential and commercial installation and maintenance and giving consideration to adding new services such as network monitoring and other services that provide residual income after construction of a network is completed.

o        Expansion into more geographic areas.

o Making strategic acquisitions that expand current capabilities or allow OPEC to compliment its existing services and/or expand geographic reach.

         The Company plans to add additional products and services including the following:


o        Broadband wireless networks and antennae installation;

o        Construction, engineering and maintenance of electrical power networks;

o Fiber blowing, which involves using forced air to place fiber optic cable through conduit.

Continue to Improve Operating Performance

         FutureOne is dedicated to the effective utilization of its human resources, capital equipment and finances. The Company intends to continue to improve profitability by:

o        Focusing on growth in more profitable services;

o Refinancing or retiring existing debt and equipment financing loans to lower or eliminate interest costs;

o        Developing  recently  installed  management   information  software  to
         facilitate financial controls, asset allocation, and bid processing;

o Strategically acquiring and disposing equipment to eliminate and/or reduce excess short-term equipment rental costs;

Acquisition Strategy

         FutureOne plans to pursue a targeted acquisition strategy to acquire profitable companies with strong management teams and good reputations to broaden its customer base, expand its geographic area and grow its portfolio of services.

         The Company has been investigating opportunities to partner with Competitive Local Exchange Carriers (CLEC's) or other companies in the telecommunications industry in order to improve its liquidity and profitability. The Company is exploring potential partnering opportunities in various business segments within the telecommunications industry.

         The Company also believes that as competition intensifies in its industry, companies will be required to offer greater ranges of services more efficiently. Therefore, smaller companies will seek to consolidate with companies.

Products and Services

         Currently the Company provides the following services to its customers:


Design and Engineering -The Company designs and engineers networks and systems for telecommunications companies, and designs and engineers distribution and feeder telephony, and cable networks and systems, for small subdivisions and full-scale developments.

Construction - The Company constructs and installs copper, coaxial and fiber networks and systems by plowing, trenching or horizontal drilling and boring. In addition, the Company installs conduit systems, pulls cable through existing conduit and provides aerial construction services.

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

Customers

         The Company serves major customers such as Qwest, AT&T and MCI/Worldcom and also provides services to small companies and developers. During 2000, approximately 42% of the Company's revenues were derived from Qwest Communications, 11% from Adesta Communications, Inc. and 11% from Kiewit Western Co. During 2001, approximately 68% of the company's revenues were derived from Qwest, 17% from developers. No other customer represented 10% or more of revenues. Many customers have the right to cancel long-term contracts with the Company on short notice, typically 90 to 180 days, even if the Company is not in default under the contract. As a result, these contracts do not give the assurances that long-term contracts typically provide. The loss of any key contract, if not replaced, could have a material adverse effect on the Company's business.

Suppliers

         The Company does not rely on any material third party suppliers in connection with its business.

Sales and Marketing

         Future sales and marketing efforts consist of short-term and long-term strategies.

         OPEC has consistently marketed its services strictly through the efforts of its executive management in making direct contacts with customers and being added to bid lists. To date these efforts have provided a maximum amount of business that can be serviced with the Company's current financial, labor and equipment resources.

               Short Term Strategies - FutureOne plans to pursue expanding its relationship with AT&T, MCI WorldCom and land developers. The Company believes this may take some time for the respective customers to increase capital spending to offset recent slowdown in the telecommunications industry.

         Through the Company's executive and local management, it intends to solicit the business of other telecommunications companies, cable providers and land developers, in the geographic areas that it now services. This will allow FutureOne to diversify its customer base and not be dependent on one large company.

Long Term Strategies - The Company intends to build name recognition of FutureOne and OPEC with the objective of achieving nationwide name recognition within its industry. The Company plans to become more active in industry trade shows, events, and functions.

         In addition, FutureOne's marketing plan is to position itself in the telecommunications, cable TV ("CATV"), and Internet related marketplace as a complete "turn key provider" that is able to service its customers needs from design, engineering and construction through maintenance of their systems.

               The Company is reviewing expansion into other geographic target areas, such as Albuquerque, Salt Lake City, Las Vegas and Tucson, either through establishing its own presence or through strategic acquisitions. FutureOne plans to have each local management group carry out local marketing efforts with the assistance and support of the corporate staff and executive management. The Company's regional based management will be expected to market their services to existing and potential telecommunications customers, negotiate new contracts and seek to be placed on lists of vendors invited to submit bids for master services agreements and individual projects in their area. They will be responsible for developing and maintaining productive, long-term relationships with their customers. The Company believes that this local orientation, with support from its corporate headquarters, will help to gain repeat business and enter new markets more quickly.

Seasonality

         The revenues of the Company are not seasonal to any significant extent, but are subject to weather conditions and the timing of customers' purchasing decisions.

Backlog

         The Company receives orders and contracts for services to be performed in the future. As of September 30, 2000 and 2001, there were approximately $4.5 million and $4.9 million, respectively of orders and contracts received from various customers that are anticipated to be included in future revenues, although there are no assurances that revenue from existing contracts will be recognized. See "Results of Operations Contract Revenues" for additional information regarding anticipated revenue.

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

         In order to be competitive, the Company must have access to a sufficiently mobile labor force, adequate equipment and financial resources. The Company's financial resources are significantly limited due to its continued operating losses and due to its pending bankruptcy proceedings.

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

         Changes in the laws or regulations affecting the telecommunications industry may affect the Company's customers and affect their capital expenditure plans, their operating plans and overall expansion of markets. Any potential changes in telecommunications laws or regulations may have an indirect effect on the Company.

Trademarks

         The Company has a registered trademark and trade name for Future One & DESIGN. The Company does not own any patents.

Employees

         As of December 31, 2001, the Company had approximately 75 full-time employees, of whom 8 had executive or managerial responsibilities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

         The Company must continue to attract, retain and motivate qualified personnel. While the Company, like other construction companies, has experienced some difficulty in attracting and retaining qualified personnel, it has been successful in attracting qualified personnel to date.

         The Company has employment agreements with two of its senior managers, namely, Donald D. Cannella and Ralph R. Zanck. The employment agreement for Mr. Cannella expires in August 2003 and the employment agreement for Mr. Zanck expires in December 2002. However, the loss of their services, or the services of the Company's other officers and key technical personnel, could have a material adverse effect on the Company. See "Employment Contracts, Termination of Employment and Change in Control Arrangements"

Insurance

         The Company maintains general liability, automobile liability, workmens' compensation and umbrella coverage insurance in amounts that it believes are customary for a company of its size engaged in a comparable industry. However, there can be no assurance that the Company will not be subject to future claims that its insurance may not cover or as to which its coverage limits may be inadequate.

Item 2.  Description Of Property.

         The Company's principal administrative offices are located in approximately 3,000 square feet of space in Colorado Springs, Colorado. The Company occupies these premises under a lease agreement expiring on March 31, 2002. The Company also leases facilities in Colorado Springs, Colorado aggregating approximately 8,500 square feet from a related party, under a lease that expires January 1, 2003 and renews annually unless terminated by either party, and facilities in Denver, Colorado of approximately 5,000 square feet that expires September 30, 2004. The Company considers its facilities to be sufficient for its current operations, but the Company may have to lease additional space to accommodate any of its expansion plans.

Item 3.  Legal Proceedings.

         All legal proceedings and actions, except for the Chapter 11 Bankruptcy filed March 29, 2001 with the Bankruptcy Court in the District of Colorado (Case #01-14142 DEC), involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. Refer to the Liquidity and Capital Resources (Part I, Item 2) for additional information regarding the status of the bankruptcy. The Company determined in March 2001 that the most expedient and effective approach to reducing the substantial burden of its debts was to restructure the liabilities resulting from corporate and discontinued operations through filing petition for relief under Chapter 11 of the federal bankruptcy laws. On March 29, 2001, FutureOne, Inc. filed Chapter 11 bankruptcy in the United States Bankruptcy Court in the District of Colorado. The Company's wholly owned subsidiary, OPEC CORP., has not sought protection from its creditors under Chapter 11 and expects to continue to operate unaffected by the bankruptcy filing. OPEC CORP. has negotiated with lenders and vendors to accept discounted and/or extended payment terms and expects to successfully defer a portion of its current debt. The Company is currently developing its restructuring plan and intends to emerge from bankruptcy as a focused, profitable and competitive telecommunication infrastructure services provider. On October 15, 2001, the Company submitted its reorganization plan. As of January 10, 2002, the Company's reorganization plan had not been approved. The Company anticipates filing an amended reorganization plan prior to January 26, 2002.

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

                                                High Bid         Low Bid
July 1, 2001 through September 30, 2001........  $.0600         $.0160
April 1, 2001 through June 30, 2001............  $.0800         $.0220
January 1, 2001 through March 31, 2001.........  $.21875        $.0550
October 1, 2000 through December 31, 2000......  $.21875        $.1000
July 1, 2000 through September 30, 2000........  $.4375         $.1875
April 1, 2000 through June 30, 2000............ $2.4375         $.3438
January 1, 2000 through March 31, 2000......... $3.6875        $1.6250
October 1, 1999 through December 31, 1999...... $2.6250        $1.1875
July 1, 1999 through September 30, 1999........ $5.5000        $2.5000
April 1, 1999 through June 30, 1999............ $8.8750        $4.0000
January 1, 1999 through March 31, 1999.........$10.1250        $2.8750
October 1, 1998 through December 31, 1998...... $3.7500        $1.8750

         As of January 10, 2002, there were approximately 257 holders of record of the Company's Common Stock. The 257 holders of record includes various brokerage firms which hold shares for multiple clients that are not included in this total.

Dividend Policy

         The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future.

Recent Sales of Unregistered Securities

         The following provides information concerning all sales of securities within the last three years that were not registered under the Securities Act of 1933.

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

         Effective as of October 22, 1999, the Company issued a warrant to 12 Squared Partners, LLC, an Arizona limited liability company, to purchase 500,000 shares of Common Stock at $0.75 per share and a promissory note convertible into 500,000 shares of Common Stock in consideration for $500,000. The note was not converted and was subsequently paid in March 2000. In addition the Company issued a warrant to purchase 100,000 shares of the Company's Common Stock at $0.75 per share, to Joseph Charles & Assoc., Inc. and/or their designees as payment of a partial commission The offering of such warrants, promissory note and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

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

         Effective January 1, 2000, the Company issued a warrant to purchase 70,000 shares of Common Stock, at $1.00 per share, to Alan P. Hald, a member of the Company's Board of Directors for his services to the Company. Subsequently the Company issued 70,000 warrants in each of the months of February through May 2000 for services as a member of the Company's Board of Directors and 490,000 warrants in June 2000 to Mr. Hald as part of the consideration to terminate the employment contract of the individual. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution. Certain relationships and related transactions

         In April 2000, the Company issued a warrant to purchase 100,000 shares of the Company's Common Stock, at $3.00 per share, to settle a claim from a financial consulting firm in settlement of a claim. The offering of such warrant and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         In June 2000, the Company issued 330,000 shares of Common Stock to Blackwater Capital in exchange for a termination of the Stock Purchase Agreement between Blackwater Capital and the Company and a new finacial consulting agreement with Blackwater Capital. In addition the Company agreed to vest 1,050,000 shares of the warrant previously issued to Blackwater Capital in 1998. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution. See: Certain relationships and related transactions.

         During the period of August through December 2000, the Company issued warrants to purchase 360,000 shares of the Company's Common Stock at $1.00 per share to holders of a secured note issued by the Company in exchange for the Holders subordinating certain of their collateral to other financing obtained by the Company. Mark E. Morley, a director of the Company and his sister-in-law are 10% participants in the loan, as tenants in common, and accordingly received 36,000 of the warrants issued by the Company in this transaction The offering of such warrants and underlying shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution. See: Certain relationships and related transactions

         In September 2000, the Company issued 2,500,000 shares of its Common Stock, to Mark E. Morley, a director of the Company, and other investors, in exchange for $100,000 and a subscription for $150,000. The subscription was subsequently paid in October and November 2000. The offering of such shares of Common Stock was made pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as private transactions not involving a public distribution.

         During the year ended September 30, 2000, the Company issued a total of 134,500 shares of Common Stock to employees pursuant to employment contracts or as employment bonuses. An award of 30,000 shares was made with vesting restriction of three years, and an award of 100,000 shares was made with a partial vesting restriction of two years. During the year ended September 30, 2001 there were no shares issued to employees. In addition, the Company issued 27,500 shares as a commission on the sale of substantially all of the assets relating to the Company's Internet access business. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         Effective October 1, 2000, the Company issued warrants to purchase up to 9,060,000 of the Company's Common Stock, at $0.20 per share, to senior management of the Company. 5,060,000 of the warrants are subject to an equal three-year annual vesting schedule, which may be accelerated under certain circumstances. 2,000,000 of the warrants issued to Steven R. Green, a former director of the Company, were fully vested under a Severance Agreement entered into with Mr. Green, on January 12, 2001. 2,000,000 of the warrants were subsequently surrendered by Earl J. Cook, the former President and Chief Executive Officer, pursuant to a Severance Agreement dated January 12, 2001. 1,000,000 of the warrants were subsequently cancelled due to employee termination. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

         In December 2000, the Company issued 1,000,000 shares of its Common Stock to William H. Peetz in exchange for $100,000. The offering of such shares of Common Stock was made pursuant to an exemption from registration under
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act as a private transactions not involving a public distribution.

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

         In January 2001, the Company reached an agreement with Kenneth P. Eck regarding a note payable to Mr. Eck in the amount of $64,800, plus accrued interest. Under terms of the agreement, Mr. Eck agreed to convert $35,000 of principal and interest into 175,000 shares of the Company's Common Stock.

         In February 2001, the Company issued stock options to purchase 485,000 shares of Common Stock at $0.15 per share to Robert McNeil related to a consulting agreement. The options vested over time. In conjunction with termination of the consulting agreement, the option agreement was canceled and the company issued stock warrants to purchase 291,000 (the vested number of shares) shares at $0.15.

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

         FutureOne intended to become a full service communications provider by
(i) entering the convergence technology and telecommunications markets; (ii) providing Internet access and related services; (iii) becoming a stocking distributor of communications products; (iv) entering the retail computer market; (v) entering the e-business solutions market; and (vi) providing broadband engineering and construction services. Prior to being acquired by World's Fare, FutureOne was formed as an ISP in November 1995 and began providing Internet services, including personal and business dial up accounts, high-speed frame relay connections and web site design. After the World's Fare acquisition and commencing in 1998, the Company began a series of acquisitions designed to rapidly expand its above-described service offerings and its geographic footprint.

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

         On December 6, 1999, the Company sold substantially all of the assets relating to its virtual telephone service business operations, including equipment and approximately 110 customers, for $47,800, of which $17,800 was paid in cash and the balance was paid on a short-term note. The Company decided to divest itself of its virtual telephone service business operations after determining that the switching equipment necessary for providing the virtual telephone service may have required an additional investment in order to become Year 2000 compliant.

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

         In August 2000, the Company decided to abandon its telecommunications division and the NeighborComm services that it was developing. This decision was made after committed funding for expansion of the Company's telecommunications services was withdrawn and the Company concluded that it, like other small telecommunications companies, was unable to adequately compete with major telecommunication companies and consequently unable to attract adequate capital investment to carry out its plan. The Company, therefore, terminated or reassigned all of the employees associated with this division and no longer conducts telecommunication service operations. The Company has been investigating opportunities to partner with Competitive Local Exchange Carriers (CLEC's) or other companies in the telecommunications industry in order to improve its liquidity and profitability.

         In August 2000, the Company decided to concentrate solely on its telecommunications services division, OPEC, which provided approximately 80% of the Company's revenues. Therefore, the Company is now primarily a telecommunications services company. In conjunction with its decision to refocus the Company's business, during the period of September through December 2000, the Company implemented a plan to restructure the Company, reorganize and reduce management, reduce personnel, combine facilities and relocate the Company headquarters to Colorado Springs, Colorado.

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

         The Company has sustained a net loss of approximately $615,000 on the disposal or abandonment of most of its subsidiaries and divisions described above, and recorded a gain of approximately $1.2 million on the sale of its Internet access business.

         The Company has taken steps to reduce its operating losses through divestiture of the unprofitable business operations described above. In addition, the Company has reduced its entire staff to a minimal number of individuals that are involved in obtaining equity funding, accounting, corporate finance and meeting public reporting requirements. The remaining corporate staff is devoting over 70% of their efforts directly to OPEC, to help manage and expand that operation. The Company has not renewed the lease on its Phoenix headquarters, which expires January 31, 2001, and has moved personnel into existing OPEC facilities in Colorado Springs. The Company has also reduced other corporate operating expenses such as telephones, equipment leases and professional fees.

         As a result of recent slowdown in the telecommunications industry the Company has taken the following actions to offset revenue reductions: reduced number of employees by from approximately 130 to 75, significantly reduced subcontractor and rental expense, temporarily reduced salaries of some management employees, closed the Phoenix facility and extended terms on many equipment leases,

         In general the Company's revenues and results of operations are not subject to seasonal fluctuations, but operations can be affected by adverse weather conditions.

Results of Operations

         See Footnote 5 to the "Financial Statements," which indicates the amounts from all business segments that were reclassified to discontinued operations. The prior year revenues and related items have been adjusted for the effects of reclassifying the revenues and associated costs of the business segments that have now been recorded as discontinued operations in 2000 and 2001.

         The Company's operating loss from continuing operations was $4,713,000 and $6,345,000 and its net loss was $4,753,000 and $6,137,000 for the years ended September 30, 2000 and 2001, respectively.

Year Ended September 30, 2001 Compared with Year Ended September 30, 2000

Contract Revenues

         The Company's revenues, excluding revenues attributable to discontinued operations, were $15,161,000 in the year ended September 30, 2001, as compared to $12,936,000 for the year ended September 30, 2000. The Company believes that the increase in revenue is primarily attributable to the Company's expansion of its services into Denver and Phoenix and increased revenues achieved through the use of subcontractors. Recent economic slowdown in the telecommunications industry has negatively impacted revenue. Revenue for the quarter ending September 30, 2001 was approximately 18% lower than the previous quarter. Revenue for the quarter ending December 31, 2001 has declined an additional 28% from quarter ending September 30, 2001. The Company does not anticipate revenue to recover prior to the second half of fiscal 2002 and recovery will require identifying new revenue sources.

Costs of Revenues

         Cost of sales, which includes materials, direct labor costs and depreciation was $12,761,000 during the year ended September 30, 2001, as compared to $11,851,000 for the year ended September 30, 2000. The increase is attributable to additional revenues being earned by the Company. Gross margins have increased to 15.8% for the year ended September 30, 2001, from 8.4% for the year ended September 30, 2000. The improved margin is attributable to reduced losses on long haul contracts and the Company's focus on smaller, more profitable projects.

General and Administrative

         General and administrative expenses decreased $726,000, or 18.5%, from $3,915,000 in the year ended September 30, 2000, to $3,189,000 in the year ended September 30, 2001. These expenses decreased due to the restructuring of the Company's business into one business segment and the consolidation and elimination of facilities. General and administrative expense reductions were primarily salaries - $497,000, director fees - $140,000, and professional fees - $89,000.

         Bad debt expense included in general and administrative expenses increased $423,000 as a result of establishing a reserve for accounts receivable due from Adesta Communications, Inc. Adesta filed Chapter 11 Bankruptcy in November, 2001 and the account has been fully reserved. Approximately $411,000 of the amount due from Adesta relates to projects completed as subcontractor for one specific customer. The customer has petitioned the bankruptcy court to pay the Adesta subcontractors either directly or through an escrow agreement. As of January 10, 2002, the court has not issued a final ruling on this matter. OPEC received a payment of approximately $125,000 on January 10, 2002 from the customer.

Depreciation and Amortization

         Depreciation and amortization decreased from $839,000 in the year ended September 30, 2000, to $720,000 in the year ended September 30, 2001. The decrease is primarily attributable to the sale and disposal of equipment and vehicles.

Impairment of Goodwill

         Intangible assets consist principally of goodwill and are capitalized and amortized on a straight-line basis over the expected useful life of ten years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of future cash flows expected to result from the use of the assets in comparison with the assets carrying amount in deciding whether the goodwill is recoverable. At September 30, 2001 the remaining goodwill related to OPEC CORP. has been impaired resulting in a $4,189,000 expense in the year ending September 30, 2001.

Interest Expense

         Interest expense decreased from $789,000 in the year ended September 30, 2000, to $696,000 in the year ended September 30, 2001. This decrease is attributable to a $120,000 reduction in accretion of debt discount from working capital loans.

Discontinued Operations and Unusual Items

         During the years ended September 30, 2001 and 2000, the Company divested several of its unprofitable divisions and subsidiaries. The result of these transactions was a non-recurring net gain to the Company from the operations and sales of the business of $208,000 for the year ended September 30, 2001 and $41,000 non-recurring net loss for the year ended September 30, 2000.

Income Taxes

         At September 30, 2001, the Company had net operating loss carryforwards of approximately $10 million to apply against future taxable income. The lack of profitable operations has resulted in no income tax benefit given that the Company's deferred tax assets relating to it's net operating losses are fully reserved. Losses expire at various times from 2012 to 2020. The Company's net operating loss carryforwards would be subject to a significant annual limitation should there be a change of over 50% in the stock ownership of the Company during any three-year period.

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

         On October 15, 2001, the Company submitted its reorganization plan. As of January 10, 2002, the Company's reorganization plan had not been approved. The Company anticipates filing an amended reorganization plan prior to January 26, 2002. There is, however, no guarantee that the Company will be successful in restructuring its debt while in Chapter 11 or that OPEC CORP. will continue operating unaffected by the bankruptcy.

         The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                            Year Ended September 30
                                                   ------------------------------------------

                                                           2000                 2001
                                                   --------------------- --------------------

Net Cash Used in Operating Activities.......         $(1,425,000)          $  526,000
Net Cash Provided by (Used) in Investing Activities    1,967,000             (415,000)
Change in net assets of discontinued operations         (420,000)                ---
Net Cash Provided by Financing Activities...              14,000             (351,000)
Ending Cash Balance.........................             296,000               56,000
Working Capital Deficit.....................         $(4,766,000)         $(3,605,000)

         The Company had net cash provided by operating activities of $526,000 for the year ended September 30, 2001, compared to net cash used in operating activities of $1,425,000 for the year ended September 30, 2000. Net cash provided in operating activities was less than the net loss by $6,663,000 during the year ended September 30, 2001, primarily due to $5,591,000 of non-cash charges for depreciation, amortization and goodwill impairment and allowance for doubtful accounts of $423,000. The Company's investment activities required $415,000 and provided $1,547,000 during 2001 and 2000, respectively. The primary reason for the increase in cash used for investing activities in 2001 was that 2000 included proceeds for the sale of the Internet access business, which provided $1,699,000. Financing activities required $351,000 in 2001, and provided $14,000 in 1999. Approximately $250,000 in 2001, and $100,000 in 2000,
related to the sale of the Company's Common Stock, and $601,000 in 2001, and $86,000 in 2000, was attributable to net debt payments.

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

         The Company's access to capital is limited as a result of the bankruptcy. However, the Company, through its subsidiary OPEC, has been successful in securing capital leases for equipment, vehicles and computers. The advance on accounts receivable financing was increased from 80% to 85%. OPEC has negotiated discounts and payment terms on many past due leases and accounts payable.. During the next 60 days from date of filing the Company will attempt to acquire asset based line of credit that if obtained will significantly reduce current interest charges. Additionally, the Company will continue discussions with equity capital groups and may include equity funds as part of its restructuring plan.

         The Company, however, has incurred substantial current debt, including accounts payable, during the past two years, because of its substantial unprofitable operations. The Company continues negotiating with lenders and vendors to accept discounted and/or extended payment terms and expects to successfully defer or eliminate a portion of this current debt. The Company is also seeking long term loans and equity investment to retire these debts. If the Company is not successful in obtaining such funding, the Company intends to pay these liabilities over the next two years out of its cash flow from existing operations. There is, however, no guarantee that the Company will be successful in obtaining outside or internal funding to pay these liabilities or that lenders and vendors will accept deferred payment terms and, consequently, lenders and vendors may bring claims against the Company seeking immediate payment of their liabilities.

         In August 1999, OPEC obtained a loan for $1,000,000 from private investors, which was evidenced by a convertible note which provided that it could be converted into shares of the Company's Common Stock at $2.25 per share. The note bears interest at the rate of 15% per annum and is due September 1, 2001. In July 2000 the note was amended to change the conversion provision to allow up to $444,444 to be converted into shares of the Company's Common Stock at $1.00 per share. In addition the Company agreed to issue 60,000 warrants per month, at $1.00 per share, for a maximum of six months, to the lenders in exchange for their subordination of their collateral under the note to allow the Company to factor invoices to a bank.

         The subordination agreement ended December 31, 2000 and the Company negotiated a second amendment to a Collateralized Convertible Commercial Promissory Note in the amount of $1,000,000. Under terms of the amendment the due date of the note was extended until December 2002, but is also callable on demand, and the lenders agreed to allow the Company to factor a certain amount of accounts receivable to a bank, based on a formula, which provides for the lenders to maintain certain minimum amounts of collateral, and Norwest Bank and John Ventimiglia agreed to provide an additional loan of $300,000 in the form of a revolving line of credit. In consideration for the amended terms, the Company agreed to provide the lenders with one million warrants to purchase Common Stock of the Company at $0.20 per share, 600,000 warrants to purchase Common Stock of the Company at $0.40 per share and to reprice 360,000 warrants previously issued to the lenders from $1.00 per share to $0.20 per share.

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

         The Company is delinquent on interest payments related to the $1,000,000 and $300,000 notes. The noteholders have agreed to defer a portion of the interest while terms for a third amendment that will include interest deferrals are finalized.

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

         On September 1, 2000, the Company entered into a stock subscription agreement with Mark E. Morley, a director of the Company and additional investors. Under the terms of the agreements they purchased shares of the Company's Common Stock at $0.10 per share by funding $100,000 in September 2000, $100,000 in October 2000, and $50,000 in November 2000. In December 2000, the Company sold additional shares to William H. Peetz, at $0.10 per share, to obtain funds in the amount of $100,000

         On December 6, 2001, OPEC entered into an additional Account Purchase Agreement with a group of private investors. The agreement allows for acceptable accounts receivable to be sold and assigned to the investors. The investors are willing to purchase accounts receivable from most OPEC customers while the bank limited the account purchase to one customer. The investors hold back payment of an amount equal to 15 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates an 18 percent annual interest rate. The Company pays a minimum fee of 3% for the first sixty days and an additional daily fee beyond sixty days. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.

         The Company plans to identify new customers and services to secure revenue to offset recent revenue reductions. In the short term, the Company will not require more resources than are currently available to the Company. The Company is currently pursuing additional working capital loans, debt restructuring of existing loans and a private equity placement. In the event the Company is unable to obtain additional financing, the Company will not be able to fully undertake its business expansion plan.

         FutureOne is still dependent upon additional capital resources to enable it to fully carry out its business plan. The lack of profitable operations and the need for additional capital have resulted in the report of its independent auditors for the years ended September 30, 1999, 2000 and 2001, containing a significant uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

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

         In addition the Company has incurred substantial current debt, including accounts payable, during the past two years, because of its significant operating losses. The Company is in Chapter 11 bankruptcy proceeding and is now negotiating with lenders and vendors to accept discounted and/or extended payment terms and seeking long term loans and equity investment to retire these debts. If the Company is not successful in its restructuring efforts lenders and vendors may bring claims against the Company seeking immediate payment of their liabilities, which will likely prevent the Company from fully carrying out its business plan.

The Company has a history of net operating losses and may incur additional net operating losses.

         The Company has incurred substantial net operating losses and experienced negative cash flow since its inception. The Company's net loss was approximately $1,948,000 (excluding goodwill write-off of $4,189,000) in 2001, and $4,753,000 in 2000. As of September 30, 2001, the Company had an accumulated deficit of approximately $17.7 million. The Company has no short term plans to increase its capital expenditures and operating expenses in order to expand its capacity until the telecommunications construction industry recovers from current slowdown. At current reduced project levels, the Company could incur additional net operating losses and negative cash flow during the next year.

The Company filed for bankruptcy and the outcome of our bankruptcy case is unknown at this time.

         In March 2001, the Company filed a petition for relief and reorganization under Chapter 11 of the federal bankruptcy laws. In October 2001, the Company submitted its reorganization plan to the court, but as of January 14, 2002, the plan had not been approved. There are no assurances that the Company will be able to successfully reorganize under its current petition for relief, and the Company may have to covert its reorganization to a Chapter 7 liquidation under the federal bankruptcy laws. Even if the Company emerges from bankruptcy, it still may not be capable of maintaining a financially viable existence.

The Company cannot predict its success because its business model is unproven.

         The Company has just recently restructured and is focused on expanding its telecommunications services. The Company has prepared a new business plan to expand this business operation, but has not yet validated its business model and strategy in the market. The Company believes that the combination of its unproven business model and the highly competitive and fast changing market in which it competes makes it impossible to predict the extent to which the Company's telecommunications services plan will achieve market acceptance and be successful.

The Company's business may suffer if it does not effectively compete in the market for telecommunications services.

         The telecommunications services industry is highly competitive, highly fragmented and includes numerous small, owner-operated private companies and several large regional and national companies. There are few barriers to entry into the industry and as a result, any organization that has adequate financial resources and access to technical expertise may become one of its competitors. The Company must compete with companies which have substantially greater resources than the Company.

         In order to obtain contracts, FutureOne must often engage in highly competitive bidding, where the price of the contractor's bid historically is a principal factor in determining whether the contractor is awarded the work. Our competitors may be able to outbid us due to reputation, lower costs, superior financial ability and other factors.

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

         Although, the Company currently depends upon a small group of key customers, it has increased its focus on contracting directly with land developers. However, the Company believes that a substantial portion of its contract revenues and operating income will continue to be derived from a concentrated group of key customers. The loss of any key customer, if not replaced, could have a material adverse effect on the Company's business.

The Company's contracts are often non-recurring, subject to re-bid at expiration and cancelable on short notice.

         The Company provides a significant portion of its services on a non-recurring, project by project basis and there is no assurance that the Company will be able to continue obtaining additional jobs.

         In addition, many customers have the right to cancel long-term contracts with the Company on short notice, typically 90 to 180 days, even if the Company is not in default under the contract. As a result, these contracts do not give the assurances that long-term contracts typically provide. The loss of any key contract, if not replaced, could have a material adverse effect on the Company's business.

Item 7.  Financial Statements.

         Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         On April 25, 2001 the Company determined not to engage Ernst and Young, Phoenix, Arizona as the Company's principal accountant to audit and report on the Company's financial statements and approved the engagement of Hein & Associates LLP, Denver Colorado, as its an independent accountant and auditor to report on the Company's financial statement for the year ended September 30, 2001. Refer to the Company's 8-K filing dated May 2, 2001.

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

             Name        Age                        Position
             ----        ---                        --------

Donald D. Cannella       32     Director, President and Chief Executive
                                Officer; Director, President - OPEC CORP.
Mark E. Morley           42     Director
Ralph R. Zanck           50     Treasurer, Chief Financial Officer; Acting
                                Chief Financial Officer - OPEC CORP.

         The term of office of each director of the Company is for one year and until his or her successor is elected at the annual shareholder's meeting and is qualified, subject to removal by the shareholders. All officers serve at the pleasure of the Company's Board of Directors and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

         Donald D. Cannella has served as a Director of the Company since August 1998. He became Executive Vice President on September 1, 2000 and President and Chief Executive Officer on January 12, 2001. Mr. Cannella also has been the President of OPEC since October 1995. Prior to founding OPEC, Mr. Cannella held various positions with several telecom service providers..

         Mark E. Morley was appointed as a Director of the Company on September 20, 2000. Mr. Morley is co-founder of Morley Companies, Inc., a leading real estate developer in Colorado Springs, Colorado where he has been employed since 1993. He is the founder and owner of Coconut Telegraph Communications, LLC, a company providing wireless telecommunications and antenna towers. Previously, Mr. Morley co-founded the Senior Professional Baseball League and served as a consultant for the development of the Denver International Airport. He also sits on the Board of Directors for several private companies.

         Ralph R. Zanck has been the Vice President of Finance since December 1999, and the Treasurer and Chief Financial Officer since September 2000. Mr. Zanck is a Certified Public Accountant and a graduate of Augustana College with a Masters degree in accounting. He was most recently a Division Controller at MicroAge, Inc., a technology solutions provider based in Tempe, Arizona from 1996 to 1999. Prior to that Mr. Zanck was promoted to positions of increasing financial management responsibility with Caremark International, a healthcare provider, and Baxter Healthcare Corporation, a major pharmaceutical and hospital supply company headquartered in Deerfield, Illinois, where he was employed from 1980 to 1995. Mr. Zanck has over 20 years experience in positions of operations, finance and management

Involvement In Legal Proceedings

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

Item 10.  Executive Compensation.

         The following tables set forth the compensation received for services rendered to the Company or its subsidiaries in all capacities during the fiscal years ended September 30, 2001, 2000 and 1999 by the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 (the "Named Executive Officers"), which includes salary and bonuses earned during the fiscal year ended September 30, 2001.


                           SUMMARY COMPENSATION TABLE

                                                                                              Securities Underlying
         Name and Principal Position            Year      Salary ($)           Bonus           Warrants/Options (#)
         ---------------------------            ----      ----------           -----           --------------------

Donald D. Cannella (1)                          2001       $ 99,203
  President and Chief Executive Officer         2000       $146,928                                2,000,000 (3)
  President OPEC CORP.                          1999       $129,043         $252,263 (2)             217,000 (4)

Earl J. Cook(5)                                 2001       $ 41,538                                1,000,000 (3)
 Former President and                           2001                                              (2,450,406)
  Chief Executive Officer                       2000       $151,923                                2,000,000 (3)
                                                1999       $ 83,078                                  245,000 (6)

Ralph R. Zanck (7)                              2001       $117,765                                1,000,000 (7)
 Treasurer and Chief Financial Officer          2000       $ 72,971                                   30,000 (8)
 OPEC CORP.                                     1999
-------------------


(1) Mr. Cannella is a Director and was elected as President and Chief Executive Officer of the Company, on January 12, 2001, and is the President of OPEC, which the Company acquired on July 29, 1998.

(2) Represents a one-time bonus for past performance paid in fiscal 1999 but accrued for services provided prior to the Company's acquisition of OPEC on July 29, 1998.

(3) Effective October 1, 2000, Mr. Cook and Mr. Cannella were each granted warrants to purchase 2,000,000 shares of Common Stock at $0.20 per share, as part of the Company's reorganization and restructuring. Under the terms of a Severance Agreement, dated January 12, 2001, Mr. Cook agreed to surrender this warrant and other warrants and options for a fully vested warrant to purchase 1,000,000 shares of Common Stock at $0.15 per share. See "Employment Contracts, Termination of Employment and Change in Control Arrangements"

(4) Mr. Cannella was granted options to purchase 217,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders.

(5) Mr. Cook was elected President and Chief Executive Officer of the Company effective November 23, 1999 and resigned as President and Chief Executive Officer effective January 12, 2001. See "Employment Contracts Termination of Employment and Change in Control Arrangements."

(6) Mr. Cook was granted options to purchase 245,000 shares of Common Stock for $4.95 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders. As part of his Severance Agreement Mr. Cook agreed to forfeit these options.

(7) Effective October 1, 2000, Mr. Zanck were was granted warrants to purchase 1,000,000 shares of Common Stock at $.20 per share, as part of the Company's reorganization and restructuring..

(8) Mr. Zanck was granted options to purchase 30,000 shares of Common Stock for $1.00 per share under the Company's 1999 Key Employee Stock Option Plan, which was approved on November 23, 1999, at the Company's 1999 Annual Meeting of Stockholders.

Warrant Grants

         The following warrant grants were awarded to Named Executive officers during the year ended September 30, 2001.

                       WARRANT GRANTS IN LAST FISCAL YEAR

                           Number of Securities     Percent of Total Warrants
                                Underlying           Granted to Employees in     Exercise
          Name               Warrants Granted              Fiscal Year             Price        Expiration Date
Donald D. Cannella                2,000,000 (1)              22.22%                $0.20      September 30, 2007
Earl J. Cook                      2,000,000 (2)              22.22%                $0.20      September 30, 2007
Ralph Zanck                       1,000,000 (3)              11.11%                $0.20      September 30, 2007

(1) Mr. Cannella was granted warrants to purchase 2,000,000 shares of Common Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000.

(2)      Mr. Cook was granted  warrants to purchase  2,000,000  shares of Common
         Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000. Under the terms of a Severance Agreement, dated January 12, 2001, Mr. Cook agreed to surrender this warrant and other warrants and options for a fully vested warrant to purchase 1,000,000 shares of Common Stock at $0.15 per share. See "Employment Contracts, Termination of Employment and Changes in Control Amendment".

(3) Mr. Zanck was granted warrants to purchase 1,000,000 shares of Common Stock as part of the Company's executive incentive plan related to restructuring of the Company, which was approved by the Board of Directors in September 2000.

               AGGREGATED OPTION/SAR EXECISES IN LAST FISCAL YEAR
                         AND FY-End OPTTIONS/SAR VALUES

                                                                                                    Value of
                                                                      Number of securities         unexercised
                                                                     underlying unexercised       in-the-money
                                                      Value          options /SARs at FY-end     options/SARs at
                          Shares acquired on        realized            (#) Exercisable /           FY-end($)
          Name               exercise (#)               $                 Unexercisable        Exercisable/Unexercisable
Donald D. Cannella                    -                 -              811,319 / 2,217,000              -
Earl J. Cook                          -                 -             1,000,000 / 1,000,000             -
Ralph R. Zanck                        -                 -              353,337 / 1,030,000              -


1999 Key Employee Stock Option Plan

         The Company's 1999 Key Employee Stock Option Plan was approved by the Company's Board of Directors and became effective on April 30, 1999 and was approved by the Company's Stockholders at its 1999 Annual Meeting. The following is a summary of certain terms and provisions of the Plan. This summary does not purport to be a complete description of the Plan and is subject to the detailed provisions of, and is qualified in its entirety by reference to, the Plan.

         The plan is administered by the Company's Board of Directors or a committee of the Board. The Board selects the employees to whom stock options are granted ("Optionees") and determines the number of shares subject to each option and the type of option to be granted. The aggregate number of shares of Common Stock that may be issued under the plan is 2,500,000, subject to
adjustment   for  stock   dividends,   stock   splits   and  other   changes  in
capitalization.


    Number of
      Shares                            Exercise Price
Underlying Options                      Per Share        Percent Vested
 521,000                                $4.95               67%
 315,100                                $4.50               67%
  50,700                                $0.50               67%
  30,000                                $1.00               33%
 480,000                                $0.20               20%


         The Company may grant either Incentive Stock Options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Non-Statutory Stock Options"). Under the plan options shall not be exercisable after the expiration of ten years from the date of grant or upon an earlier expiration date as a result of the retirement or the death of the Optionee. Options held by an Optionee who ceases to be employed by the Company for any reason other than retirement or death shall not be exercisable after the date employment terminates. Also, in consideration of the Company granting the option, an Optionee agrees that he will remain in the employ of the Company for a period of not less than one year from the date of grant of the option, unless his employment shall be terminated on the account of incapacity or with the consent of the Company.

         The exercise prices of options are set by the Board and, in the case of Incentive Stock Options, shall be at least the per share fair market value of the outstanding shares of the Company on the date the option is granted. Options may be granted under the 1999 Stock Option Plan at any time prior to ten years from adoption by the Board, on which date the plan shall expire but without affecting any options then outstanding.

         The Board may amend, modify or terminate at any time the plan, except that the Board may not, without further shareholder approval, increase the total number of shares as to which options may be granted under the plan, change the employees or class of employees eligible to receive options or materially increase the benefits accruing to participants under the plan. In addition, the Board may not take any action that would impair the validity of any outstanding option or would prevent the incentive stock options issued or to be issued under the plan from being incentive stock options under Section 422 of the Code, or any successor provision.

Compensation Of Directors

         Directors of the Company do not receive fees for their service on the Board. Directors are reimbursed for actual out-of-pocket travel expenses to attend meetings of the Company's Board of Directors.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

         The Company entered into a Severance Agreement with Earl J. Cook dated January 12, 2001 (the "Cook Severance Agreement"). Under the terms of the Cook Severance Agreement, Mr. Cook agreed to resign as President and Chief Executive Officer and a Director of the Company in exchange for (i) a separation payment in the amount of $90,000 payable in 12 equal monthly installments of $5,000 and 12 equal monthly payments of $2,500, (ii) an immediate payment of unpaid directors fees in the amount of $10,000, prior out of pocket travel expenses and
(iii) certain other considerations including an exchange of a new, fully vested, warrant to purchase 1,000,000 shares of the Company's Common Stock at $0.15 per share. Under the Cook Severance Agreement,

Mr. Cook agreed to (i) certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until January 12, 2002, (ii) surrender of 2,205,406 warrants and 245,000 options previously issued to him and
(iii) to provide services to the Company on a limited basis for the next six months.

         The Company entered into a Severance Agreement with Steven R. Green dated January 12, 2001 (the "Green Severance Agreement"). Under the terms of the Green Severance Agreement, Mr. Green agreed to resign as Chairman of the Board and a Director of the Company in exchange for (i) an immediate payment of unpaid directors fees in the amount of $10,000, (ii) $5,000 in compensation for services to be performed during January 2001, and (iii) certain other considerations including the immediate vesting of the 2,000,000 warrants issued October 1, 2000. Under the Green Severance Agreement, Mr. Green agreed to (i) certain restrictive covenants, including, without limitation, refraining from engaging in business in Arizona or Colorado that is directly or indirectly competitive to the Company until January 12, 2001 and (ii) to enter into a non-exclusive agreement with the Company to act as financial advisor to the Company.

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

         Donald D. Cannella is currently employed by OPEC, a wholly owned subsidiary of the Company, under an employment agreement that became effective August 1, 1998. Mr. Cannella is also employed by the Company. The employment agreement sets forth the basic terms of Mr. Cannella's employment as President of OPEC, including salary, bonus, employment duties and employee benefits. The agreement has a term of five years with automatic one year renewal periods and is terminable by either party at the beginning of each renewal period with 30 days prior notice to the other party.

         Ralph R. Zanck is currently employed by the Company under an employment agreement that became effective December 6, 1999. The employment agreement sets forth the basic terms of Mr. Zanck's employment as Treasurer and CFO of the Company, including salary, bonus, employment duties and employee benefits. The agreement has a term of 3 years with automatic one-year renewal periods and is terminable with 30 days prior notice to the other party. On March 27, 2000, the agreement was amended to add the following provision: If there is a substantial change in ownership or management control and Mr. Zanck is thereafter terminated, without cause, within 180 days of such change, Mr. Zanck shall be paid: (i) an additional severance amount equal to six months salary, based on Mr. Zanck's salary at the time of termination; (ii) the equity or debt funding bonus for any such funding received within 12 months of termination; (iii) a prorated performance bonus and (iv) all stock options granted, or to be granted, under this contract shall be immediately earned and remain in full force and effect under their contractual terms and not be subject to cancellation under their termination of employment clauses.

         Pursuant to the terms of warrants issued to executive management of the Company on October 1, 2000, the Company has agreed, that all outstanding warants, which are subject to a three year vesting schedule, may be accelerated under certain coditions, including the event of a change of control of the Company. For purposes of the warrants, the term "change in control" means the first to occur of the following events:

(i) The acquisition by an unrelated party of 49% or more of the then outstanding voting stock of the Company entitle to vote in the election of directors,

(ii) the merger, exchange offer or other similar transaction whereby the Company's board of directors prior to the transacton ceases to be a majority of the Board of the Company or resulting entity after the transaction, or

(iii)    Sale of substantially all of the assets of the Company.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

         The following table sets forth the numbers of shares and percentage of all shares of the Company's Common Stock outstanding as of January 10, 2002, held by (i) any person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.

            Name and Address                 Amount & Nature of
         of Beneficial Owner (1)              Beneficial Owner      Percent of Class (2)

5% Stockholders
---------------
Steven R. Green (3)                               3,430,000  (4)            17.39%
William H. Peetz (5)                              1,390,000  (6)             8.36%
Daniel J. Romano                                  1,074,544  (7)             8.36%
Norwest Bank (8)                                  1,010,000  (9)             5.74%
Trustee of James C. Berger
Rollover IRA
Earl J. Cook (10)                                1,000,000  (11)             5.67%
John M. Ventimiglia  (12)                          908,000  (13)             5.18%
Muluha Limited (14)                                875,000  (15)             7.49%


Directors and Officers
-----------------------
            Name and Address                 Amount & Nature of
         of Beneficial Owner (1)              Beneficial Owner      Percent of Class (2)

Donald D. Cannella                                2,195,470 (16)            12.59%
Mark E. Morley                                    1,076,000 (17)             7.20%
Ralph R. Zanck                                      353,333 (18)             2.08%

All Executive Officers and Directors as          3,624,803  (19)            21.02%
a Group (3 Persons)

* Represents beneficial ownership of less than 1%.

(1) Except as otherwise indicated, each holder may be reached through the Company at 1880 Office Club Pointe, Suite 2000, Colorado Springs, CO 80920-5002.
(2) The percentages shown are calculated based upon 16,629,301 shares of Common Stock outstanding on January 10, 2002. The numbers and percentages shown include the shares of Common Stock actually owned as of January 12 2001, and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of January 10, 2002, upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person
(3)      Mr. Green's address is 1800 Glenview Rd., Glenview, Illinois 60025
(4) Includes 330,000 shares of Common Stock held by Blackwater Capital Partners, L.P. and 1,100,000 shares of Common Stock that Blackwater Capital Partners, L.P., may acquire upon the exercise of warrants exercisable within 60 days of January 10, 2002. As the managing partner of Blackwater Capital Partners, L.P., Mr. Green has investment power with respect to such shares. Also Includes 2,000,000 shares of Common Stock that Mr. Green may acquire upon the exercise of warrants exercisable within 60 days of January 10, 2002
(5)      Mr. Peetz address is 3925 Hill Cr., Colorado Springs, Colorado 80904.
(6) Includes 1,390,000 shares of Common Stock that Mr. Peetz may acquire upon the exercise of warrants and vested stock options exercisable within 60 days of January 10, 2002
(7) Includes 5,000 shares of Common Stock held by Mr. Romano as custodian for his minor children and 411,992 shares of Common Stock that may be acquired upon the exercise of vested stock options and warrants exercisable within 60 days of January 10, 2002
(8) Mr. Berger's Trustee's address is 90 South Cascade Avenue, Colorado Springs, Colorado 80901-2120
(9) Includes 1,010,000 shares of Common Stock that Mr. Berger may acquire upon the exercise of warrants and vested stock options exercisable within 60 days of January 10, 2002
(10) Mr. Cook's address is 7169 State Highway 2 W., DeFuniak Springs, Florida 32433
(11) Includes 1,000,000 shares of Common Stock that Mr. Cook may acquire upon the exercise of warrants and vested stock options exercisable within 60 days of January 10, 2002
(12) Mr. Ventimiglia's address is 4390 North Academy Boulevard, Colorado Springs, Colorado 80901
(13) Includes 908,000 shares of Common Stock that Mr. Ventimiglia may acquire upon the exercise of warrants and vested stock options exercisable within 60 days of January 10, 2002
(14) Muluha Limited's address is Dean House, Anderson Centre, Spitfire Close, Ermine Business Centre, Huntingdon, Cambs PE29 6XY. Peter Holmes and Stephen Dean are directors of Muluha Limited and have investment power with respect to the shares held in the name of Muluha Limited.
(15) Includes 400,000 shares of Common Stock that Muluha Limited may acquire upon the exercise of warrants exercisable within 60 days of January 10, 2002.
(16) Includes 20,000 shares of Common Stock held by Mr. Cannella as custodian for his minor children and 811,319 shares of Common Stock that may be acquired upon the exercise of vested stock options and warrants exercisable within 60 days of January 10, 2002.

(17) Includes 18,000 shares of Common Stock that Mr. Morley may acquire upon the exercise of warrants exercisable within 60 days of January 10, 2002.
(18) Includes 353,333 shares of Common Stock that Mr. Zanck may acquire upon the exercise of vested stock options and stock warrants exercisable within 60 days of January 10, 2002.
(19) Includes 1,624,644 shares of Common Stock that such executive officers and directors may acquire upon the exercise of warrants and vested stock option exercisable within 60 days of January 10, 2002.

Item 12.  Certain Relationships And Related Transactions.

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

         In connection with the Company's acquisition of OPEC, the Company assumed a lease for office space that is owned by a partnership controlled by Donald D. Cannella, the President, Chief Executive Officer and a Director of the Company and President of OPEC. Payments under the lease are currently $5,500 per month. Although the lease expires in January 2003, it automatically renews for successive one-year period. The Company also paid $22,015 for rental of equipment to the partnership unless terminated by one of the parties to the lease.

         In August 1999, OPEC obtained a two-year working capital loan from Norwest Bank Colorado, National Association, Trustee of the James C. Berger Rollover IRA, John M. Ventimiglia, and Robin L. Morley & Mark E. Morley for $1,000,000. The loan is personally guaranteed by Donald D. Cannella, the President, Chief Executive Officer and a Director of the Company. In July 2000, Mr. Cannella and Daniel J. Romano, a Vice President of OPEC, voluntarily agreed to transfer 60,000 shares of Common Stock, owned by them, to the lenders, in order to induce the lenders to subordinate their collateral to other financing that had been obtained by OPEC. The Company also issued 360,000 warrants to purchase shares of the Company's Common Stock, at $1 per share, in order to induce the lenders to subordinate their collateral to other financing that had been obtained by OPEC. Mark E. Morley, a director of the Company and his Sister-in-Law are 10% participants in the loan, as tenants in common, and accordingly received 36,000 of the warrants issued by the Company in this transaction

         On or about May 10, 2000, the Company became aware of two Employment Agreements and an amendment to an existing employment contract that were entered into by the former President, Kendall Northern with three of the Company's employees. The three employees are all related to Mr. Northern and included his brother, Michael Northern, his sister-in-law, Gail Northern, who was the director of human resources and his nephew Bradley Black. Each of the agreements includes a clause stating the employee is to be paid $100,000 if terminated without cause. For unrelated reasons, two of the employees have been terminated and the Company received a formal demand for payment of $100,000 each from their counsel. The Company has settled the claims of these two employees by allowing their stock options for a total of 50,700 shares, that were granted July 18, 1999, to remain in effect at a lowered exercise price of $.50 per share. The remaining employee has voluntarily waived any claim for such payment as part of a termination agreement entered into with the Company in September 2000.

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

         Pursuant to the NeighborComm Agreements, the Company contracted to provide bundled voice, video and data communications, a community Intranet and a virtual community portal (together branded as the "NeighborComm System" or "NeighborComm") , to purchase infrastructure from the Ridgeview Group with Common Stock and warrants and to provide other Common Stock and warrant incentives to the Ridgeview Group relating to the installation of the NeighborComm System and the promotion of NeighborComm to builders and residents in the development being serviced by the Company.

         The NeighborComm Agreements also provide that the Ridgeview Group may, at its option, terminate the Agreements if the Company has not raised $3,000,000 in equity, debt or other financing within 90 calendar days after the effective date of the Agreements. (August 10, 2000). Additionally, the Ridgeview Group may, at its option, terminate the Agreements if the Company has not registered up to 100,000 shares of Common Stock to be held by the Ridgeview Group, as freely tradable stock, within 120 calendar days after the effective date of the Agreements, (September 9, 2000).

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

         In September 2000, the Company issued 2,500,000 shares of its Common Stock, to Mark E. Morley, a director of the Company and other investors, in exchange for $100,000 and a subscription for $150,000. The subscription was subsequently paid in October and November 2000.

         One or more equipment lease agreements entered into by the Company were personally guaranteed by Earl J. Cook and Kendall Q. Northern, former Executive Officers of the Company. In June 2000, management of the Company initially became aware that claims may be made against the personal guarantees of Mr. Cook and Mr. Northern because the Company was delinquent in payment of the leases. Should this third party bring any claim against either one, or both, Mr. Cook or Mr. Northern as a result of their respective guarantees, the Company may have indemnification and/or hold harmless obligations relative to any such claim or liability and an obligation to advance expenses, including attorneys fees, to each individual in accordance with the terms of Nevada law, the Company's By-Laws, the previous employment agreements with or the severance agreements with Mr. Cook and Mr. Northern. To the Company's knowledge, no claim has been brought against the Company or either guarantor relating to any of the equipment lease agreements and as of November 30, 2000, all of the leases have been paid in full or are current as to their payment terms or amended payment terms.

Item 13.  Exhibits And Reports On Form 8-K.

(a)      Exhibits:

   Exhibit No.                                      Description

       2.1          Articles of Exchange dated February 20, 1998,  between  FUTUREONE,  INC. and
                    World's Fare, Inc. (1)

    3.1(i)(a)       Articles of Incorporation for World's Fare, Inc. dated March 22, 1994. (1)


    3.1(i)(b)       Certificate of Amendment of Articles of  Incorporation of World's Fare, Inc.
                    dated May 7, 1997. (1)

    3.1(i)(c)       Certificate of Amendment of Articles of  Incorporation of World's Fare, Inc.
                    dated July 14, 1998. (1)

    3.1(i)(d)       Articles of Incorporation of FUTUREONE, INC. dated December 26, 1996.(6)

    3.1(i)(e)       Amended and Restated  Articles of  Incorporation  of FutureOne,  Inc.  dated
                    December 14, 1999. (2)

    3.1(i)(f)       Articles of Incorporation of OPEC CORP. dated December 19,1995.(6)

    3.1(ii)(a)      Bylaws of World's Fare, Inc. dated March 31, 1998. (1)

    3.1(ii)(b)      Bylaws of FUTUREONE, INC. dated January 9, 1997.(6)

    3.1(ii)(c)      First Amendment to the By-Laws of FutureOne, Inc dated August 1, 1998. (1)

    3.1(ii)(d)      Second Amendment to the By-laws of FutureOne, Inc dated July 15, 1999. (1)

    3.1(ii)(e)      Bylaws of OPEC CORP. dated December 31, 1995.(6)

    3.1(ii)(f)      First Amended Bylaws of OPEC CORP. dated July 15, 1996.(6)

       4.1          FutureOne, Inc. 1999 Key Employee Stock Option Plan.(1)

       4.2          Form of FutureOne, Inc. Incentive Stock option Agreement. (1)

       4.3          Form of Warrant to Purchase  250,000  shares of Common  Stock in the name of
                    Richard B. McCulloch.  (2)

       4.4          Warrant  to  Purchase  500,000  shares  of  Common  Stock  in the name of 12
                    Squared Partners, LLC.  (2)

       4.5          Security  and  Pledge  Agreement  by and  between  the  Company,  between 12
                    Squared Partners, LLC and FutureOne, Inc dated October 22, 1999. (2)

       4.6          Warrant  to  Purchase  16,667  shares of Common  Stock in the name of Hare &
                    Co., as Trustees for Financial Institutions Retirement Fund. (2)

       4.7          Promissory  Note dated  October 8, 1999,  in the amount of $250,000  between
                    FutureOne, Inc. and Richard B. McCulloch.  (2)

       4.8          12%  Convertible  Promissory  Note dated December 28, 1999, in the amount of
                    $50,000  between  FutureOne,  Inc. and Hare & Co., as Trustees for Financial
                    Institutions Retirement Fund.  (2)

       4.9          15%  Convertible  Promissory  Note dated  February 9, 2000, in the amount of
                    $250,000 between FutureOne, Inc. and Richard B. McCulloch.  (4)


       4.10         Termination  Agreement (with Consultant Services Agreement) by and among the
                    Company,  Blackwater  Capital Partners,  L.P., and Blackwater Capital Group,
                    L.L.C. deffective as of June 1, 2000. (5)

       4.11 Form of Replacement Warrant to Purchase 1,100,000 shares of Common Stock in the name of Blackwater Capital
                    Group, L.L.C. (5)

       4.12         Form of warrant to  Purchase  47,500  shares of Common  Stock in the name of
                    Joseph Charles & Assoc., Inc. dated October 22, 1999.(6)

       4.13         Form of warrant to  Purchase  20,900  shares of Common  Stock in the name of
                    Mystical Dragon L.P.. dated October 22, 1999.(6)

       4.14         Form of warrant to Purchase 5,320 shares of Common
                    Stock in the name of Bruce Jordon dated October 22, 1999.(6)

       4.15         Form of warrant to Purchase 5,000 shares of Common
                    Stock in the name of Andrew Saska dated October 22, 1999.(6)

       4.16         Form of warrant to Purchase 1,520 shares of Common
                    Stock in the name of Susan Trapani dated October 22, 1999.(6)

       4.17         Form of warrant to Purchase 9,500 shares of Common
                    Stock in the name of Joseph Charles & Assoc., Inc.(B Bonus
                    Pool) dated October 22, 1999.(6)

       4.18 Form of warrant to Purchase 10,260 shares of Common Stock in the name of Anthony Pintsopoulos dated
                    October 22, 1999.(6)

       4.19         Form of Warrant to Purchase 30,000 shares of
                    Common Stock in the name of Norwest Bank Colorado, National
                    Association, Trustee of the James C. Berger Rollover IRA dated August 15, 2000.(6)

       4.20         Form of Warrant to Purchase 24,000 shares of Common Stock in the name of
                    John M. Ventimiglia dated August 15, 2000.(6)

       4.21         Form of Warrant to Purchase 6,000 shares of Common Stock in the name of
                    Robin L. Morley & Mark E. Morley, as Tenants in Common dated August 15,
                    2000.(6)

       4.22         Form of Warrant to Purchase 30,000 shares of
                    Common Stock in the name of Norwest Bank Colorado, National
                    Association, Trustee of the James C. Berger Rollover IRA dated September 15, 2000.(6)

       4.23         Form of Warrant to Purchase 24,000 shares of Common Stock in the name of
                    John M. Ventimiglia dated September 15, 2000.(6)

       4.24         Form of Warrant to Purchase 6,000 shares of Common Stock in the name of
                    Robin L. Morley & Mark E. Morley, as Tenants in Common dated September 15,
                    2000.(6)

       4.25         Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of
                    Earl J. Cook dated October 1, 2000.(6)


       4.26         Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of
                    Earl J. Cook dated October 1, 2000.(6)

       4.27         Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of
                    Steven R. Green dated October 1, 2000.(6)

       4.28         Form of Warrant to Purchase 2,000,000 shares of Common Stock in the name of
                    Donald D. Cannella dated October 1, 2000.(6)

       4.29         Form of Warrant to Purchase 1,000,000 shares of Common Stock in the name of
                    Ralph R. Zanck dated October 1, 2000.(6)

       4.30         Form of Warrant to Purchase  1,000,000 shares of Common Stock in the name of
                    Bruce A. Robson dated October 1, 2000 .(6)

       4.31         Form of Warrant to Purchase  1,000,000 shares of Common Stock in the name of
                    Daniel J. Romano dated October 1, 2000 .(6)

       4.32         Form of Warrant to  Purchase  60,000  shares of Common  Stock in the name of
                    John Hobbs dated October 1, 2000 .(6)

       4.33         Form of Warrant to Purchase 30,000 shares of
                    Common Stock in the name of Norwest Bank Colorado, National
                    Association, Trustee of the James C. Berger Rollover IRA dated October 15, 2000.(6)

       4.34         Form of Warrant to  Purchase  24,000  shares of Common  Stock in the name of
                    John M. Ventimiglia dated October 15, 2000.(6)

       4.35         Form of  Warrant to  Purchase  6,000  shares of Common  Stock in the name of
                    Robin L. Morley & Mark E.  Morley,  as Tenants in Common  dated  October 15,
                    2000.(6)

       4.36         Form of Warrant to Purchase 30,000 shares of
                    Common Stock in the name of Norwest Bank Colorado, National
                    Association, Trustee of the James C. Berger Rollover IRA dated November 15, 2000.(6)

       4.37         Form of Warrant to  Purchase  24,000  shares of Common  Stock in the name of
                    John M. Ventimiglia dated November 15, 2000.(6)

       4.38         Form of  Warrant to  Purchase  6,000  shares of Common  Stock in the name of
                    Robin L. Morley & Mark E. Morley,  as Tenants in Common  dated  November 15,
                    2000.(6)

       4.39         Form of Warrant to Purchase 30,000 shares of
                    Common Stock in the name of Norwest Bank Colorado, National
                    Association, Trustee of the James C. Berger Rollover IRA dated December 15, 2000.(6)

       4.40         Form of Warrant to  Purchase  24,000  shares of Common  Stock in the name of
                    John M. Ventimiglia dated December 15, 2000.(6)

       4.41         Form of  Warrant to  Purchase  6,000  shares of Common  Stock in the name of
                    Robin L. Morley & Mark E. Morley,  as Tenants in Common . dated December 15,
                    2000.(6)


       4.42       Form of Warrant to Purchase 30,000 shares of
                  Common Stock in the name of Norwest Bank Colorado, National
                  Association, Trustee of the James C. Berger Rollover IRA dated December 31, 2000.(6)

       4.43       Form of Warrant to  Purchase  24,000  shares of Common  Stock in the name of
                  John M. Ventimiglia dated December 31, 2000.(6)

       4.44       Form of  Warrant to  Purchase  6,000  shares of Common  Stock in the name of
                  Robin L. Morley & Mark E. Morley,  as Tenants in Common  dated  December 31,
                  2000.(6)

       4.45       As  amended  Form of  Warrant to  Purchase  500,000  shares of
                  Common  Stock in the name of Norwest Bank  Colorado,  National
                  Association, Trustee of the James C. Berger Rollover IRA dated
                  January 16, 2001.

       4.46 As amended Form of Warrant to Purchase 500,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

       4.47 As amended Form of Warrant to Purchase 300,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger
                  Rollover IRA dated January 16, 2001.

       4.48 As amended Form of Warrant to Purchase 240,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

       4.49       As amended Form of Warrant to Purchase 60,000 shares of Common Stock in the name of
                  Robin L. Morley & Mark E. Morley, as Tenants in Common  dated January 16,
                  2001.

       4.50 As amended Form of Warrant to Purchase 180,000 shares of Common Stock in the name of Norwest Bank Colorado, National Association, Trustee of the James C. Berger
                  Rollover IRA dated January 16, 2001.

       4.51 As amended Form of Warrant to Purchase 144,000 shares of Common Stock in the name of John M. Ventimiglia dated January 16, 2001.

       4.52       As amended Form of Warrant to Purchase 36,000 shares of Common Stock in the name of
                  Robin L. Morley & Mark E. Morley, as Tenants in Common . dated January 16,
                  2001.

       4.53 As amended Form of Warrant to Purchase 291,000 shares of Common Stock in the name of Robert D. McNeil dated
                  February 1, 2001.

      10.50       Employment Agreement between OPEC CORP and Daniel J. Romano dated August 1,
                  1998.(6)

      10.51       First Amendment to the Employment Agreement between the Company and Bruce
                  A. Robson effective January 1, 1999.(6)

      10.52       Stock Purchase Agreement by and between Michael Mazick and FutureOne, Inc.
                  entered into as of the 15th day of June, 1999(1)


      10.53         Collateralized Convertible Commercial Promissory Note by OPEC Corp. to the
                    order of Norwest Bank Colorado, National Association, John Ventimiglia, and
                    Robin L. Morley & Mark E. Morley in the amount of $1,000,000 dated August
                    27, 1999. (1)

      10.54         Asset Purchase Agreement by and among RMI.NET, Inc. and Networld.com Inc., and FutureOne, Inc., an Arizona corporation and FutureOne, Inc., a Nevada corporation dated November 19, 1999. (2)

      10.55         Severance Agreement dated November 23, 1999, between Kendall Q. Northern and FutureOne, Inc.  (2)

      10.56         Agreement Not to Sell effective as of March 22,
                    2000, and Letter Agreement effective as of March 28, 2000 by and between the Company and 12 Squared Partners, LLC, an Arizona Limited Liability Company. (5)

      10.57         Employment Separation Agreement by and between the Company and Alan P. Hald effective as of June 1, 2000.(5)

      10.58         NeighborComm Service Agreement, First Amendment to
                    NeighborComm Service Agreement and Letters of Understanding by and among the Company, Morley Family Investments, LLLP, a Colorado limited liability partnership, ROCOLO VI, LLC, a Colorado limited liability company, Ridgeview Devp., LLC, a Colorado limited liability company and/or Ray O'Sullivan, an individual, effective as of May 12, 2000. (5)

      10.59         Stock Purchase Agreement by and among the Company, OPEC CORP, a Colorado corporation,  Abcon,  Inc., an Arizona  corporation and Brian Smith effective as of June 30, 2000. (5)

      10.60 Promissory Note and Security Agreement payable to the order of OPEC CORP, a Colorado corporation and the Company in the principal amount of $263,329.14 dated June
                    30, 2000. (5)

      10.61         Modification to August, 27, 1999, Collateralized Convertible Commercial
                    Promissory Note by OPEC Corp. to the order of Norwest Bank Colorado,
                    National Association, John Ventiniglia, and Robin L. Morley & Mark E.
                    Morley in the amount of $1,000,000 dated July 27, 2000.(6)

      10.62         Asset Sale and Purchase Agreement between the
                    Company and R. Tucker Woodbury for the sale of Rocket
                    Science Creative effective October 6, 2000.(6)

      10.63         Third  Amendment to Promissory  Note between OPEC CORP. and US BANK NATIONAL
                    ASSOCIATION dated October 16, 2000.(6)

      10.64         Severance  Agreement  between the Company and Earl J. Cook dated January 12,
                    2001.(6)

      10.65         Severance  Agreement  between the Company and Steven R. Green dated  January
                    12, 2001.(6)

      10.66         Financial  Consulting  Agreement  between  the  Company  and Steven R. Green dated January 12, 2001.(6)


      10.67         Second Modification to August, 27, 1999, Collateralized Convertible
                    Commercial Promissory Note by OPEC CORP. to the order of Norwest Bank
                    Colorado, National Association, John Ventimiglia, and Robin L. Morley &
                    Mark E. Morley in the amount of $1,000,000 dated January 16, 2001.(7)

      10.68         Loan Agreement to borrow up to $300,000 at 15% interest dated January 16,
                    2001.(7)

      10.69         Collateralized Commercial Promissory Note in the amount of $300,000 dated
                    January 16, 2001 by OPEC CORP. to the of Wells Fargo Bank  and John M.
                    Ventimiglia.(7)

      10.70         Personal Guaranty by Don Cannella, President and
                    CEO, to the noteholders of the $1,000,000 and $300,000 loans dated January 16, 2001.(7)

      10.71         Agreement to Convert Principal and Interest to FutureOne Stock between the
                    Company and Kenneth P. Eck dated January 21, 2001.(7)

      10.72         Second Amendment to the Employment Agreement between the Company and Ralph
                    R. Zanck dated as of January 24, 2001.(7)

      10.73         Note and lease restructuring agreement with Richard McCulloch dated January
                    17, 2001.(7)

      10.74         Stock  purchase  agreement  between OPEC,  CORP.  and JAE-Tech
                    Engineering, Inc. dated July 24, 2001. (8)

      10.75         Employment Agreement between JAE-Tech Engineering, Inc. and John A. Emrick dated July 24, 2001.  (8)

      10.76         Account  Purchase  agreement  between OPEC CORP.  and Wells Fargo Bank West,
                    N.A.,  Trustee of the James C. Berger  Rollover IRA and John M.  Ventimiglia
                    dated December 6, 2001.

        21          Subsidiaries of the Registrant


(b) Reports on Form 8-K
None

1       Previously filed with Form 10 on October 7, 1999.
2       Previously filed with Amendment No. 1 to Form 10 on January 13, 2000.
3       Previously filed with Form 10QSB on February 14, 2000.
4       Previously filed with Form 10QSB on May 15, 2000.
5       Previously filed with Form 10QSB on August 14, 2000.
6       Previously filed with Form 10KSB January 16, 2001
7       Previously filed with Form 10QSB February 16, 2001
8       Previously filed with Form 10QSB August 14, 2001

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FUTUREONE, INC.




Date:  January 16, 2002              By:   /s/ Donald D. Cannella
                                        -------------------------
                                        Name: Donald D. Cannella
                                        Title: President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 16, 2001       By: /s/ Donald D. Cannella
                                   -----------------------
                                    DONALD D. CANNELLA, PRESIDENT, CHIEF
                                    EXECUTIVE OFFICER, DIRECTOR
                                    (Principal Executive Officer)



Dated:  January 16, 2001       By:/s/ Ralph Zanck
                                   ---------------
                                   RALPH R. ZANCK, TREASURER, CHIEF FINANCIAL
                                   OFFICER
                                   (Principal Financial Officer)


Dated:  January 16, 2001       By:  /s/  Mark E. Morley
                                    -------------------
                                    MARK E. MORLEY, DIRECTOR

                        FutureOne, Inc. and Subsidiaries

                        Consolidated Financial Statements
                               For the Years Ended
                           September 30, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE

Independent Auditor's Report.........................................................................................F-2

Consolidated Balance Sheet - September 30, 2001......................................................................F-3

Consolidated Statements of Operations - For the Years Ended September 30, 2001 and 2000..............................F-4

Consolidated Statements of Stockholders' Equity (Deficit) - For the Years Ended September 30, 2001 and 2000..........F-5

Consolidated Statements of Cash Flows - For the Years Ended September 30, 2001 and 2000..............................F-6

Notes to Consolidated Financial Statements...........................................................................F-7


The 2000  financial  statements  were  previously  audited by Ernst & Young LLP.
Ernst & Young LLP has not reissued their report on those financial statements at this time. The Company is attempting to obtain this report and will file it by amendment when it is received.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
FutureOne, Inc. and Subsidiaries
Colorado Springs, Colorado


We have audited the accompanying consolidated balance sheet of FutureOne, Inc. (debtor-in-possession) and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureOne, Inc. (debtor-in-possession) and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming FutureOne, Inc. (debtor-in-possession) and subsidiaries will continue as a going concern. As more fully described in Note 2 and 3, the Company has recurring losses, and negative working capital and FutureOne, Inc. has filed for protection under Chapter 11 of the Federal Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern (management's plans in regard to those matters are also described in Note 3). The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP
Denver, Colorado

December 10, 2001

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                      SEPTEMBER 30,
                                                                                                          2001
                                                                                                   ------------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                        $       56,221
    Trade accounts receivable, net of allowance for doubtful accounts of $458,000                         1,540,583
    Costs and estimated earnings in excess of billings on uncompleted contracts                             528,489
    Prepaid expenses and other assets                                                                       145,451
                                                                                                     --------------
             Total current assets                                                                         2,270,744
PROPERTY AND EQUIPMENT, net                                                                               2,338,407
NOTES RECEIVABLE                                                                                             56,366
INTANGIBLE ASSETS, net                                                                                       11,279
OTHER ASSETS                                                                                                 30,895
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                                              45,753
                                                                                                     --------------
             Total assets                                                                            $    4,753,444
                                                                                                     ==============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Notes payable to stockholders                                                                    $        2,450
    Trade accounts payable                                                                                2,694,608
    Accrued expenses                                                                                        413,525
    Taxes payable                                                                                           278,854
    Billings in excess of costs and estimated earnings on uncompleted contracts                             333,290
    Debt in default and current portion of long term debt and capital leases                              2,151,326
    Other liabilities                                                                                         1,259
                                                                                                     --------------
             Total current liabilities                                                                    5,875,312
LIABILITIES SUBJECT TO COMPROMISE (Note 13)                                                               1,512,528
NOTES PAYABLE, less current portion                                                                         630,025
CAPITAL LEASE PAYABLE, less current portion                                                                 207,039
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 12, and 17)
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized and 16,922,151
      shares issued                                                                                          16,923
    Preferred stock, $.001 par value, 10,000,000 shares authorized and none outstanding
    Additional paid-in capital                                                                           14,681,218
    Unearned compensation                                                                                    (4,750)
    Treasury stock, 292,850 shares at cost                                                                 (434,573)
    Accumulated deficit                                                                                 (17,730,278)
             Total stockholders' deficit                                                                 (3,471,460)
                                                                                                     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                          $    4,753,444
                                                                                                     ==============



       See accompanying notes to these consolidated financial statements.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                         2001               2000
                                                                                   -----------------  ------------------
                                                                                   -----------------  ------------------

REVENUES:
    Contract revenues                                                              $   15,161,002     $   12,936,045
    Costs of revenues                                                                  12,761,087         11,851,012
                                                                                   --------------     --------------
         Gross profit                                                                   2,399,915          1,085,033

OPERATING EXPENSES:
    General and administrative                                                          3,188,790          3,914,577
    Depreciation and amortization                                                         719,527            838,595
    Impairment of goodwill                                                              4,188,691                  -
                                                                                   --------------     --------------
         Total operating expenses                                                       8,097,008          4,753,172
                                                                                   --------------     --------------

         Loss from operations                                                          (5,697,093)        (3,668,139)

OTHER INCOME (EXPENSE):
    Interest expense                                                                     (695,865)          (789,088)
    Gain (loss) on disposal of assets                                                      51,163           (190,437)
    Gain (loss) on sale of available for sale securities                                 (220,092)             5,101
    Other                                                                                 299,771            (70,049)
                                                                                   --------------     --------------
         Total other income (expense)                                                    (565,023)        (1,044,473)

REORGANIZATION ITEMS:
    Professional fees                                                                      82,608                  -
    Trustee fees                                                                              750                  -
                                                                                   --------------     --------------
         Total reorganization items                                                        83,358                  -

         Loss from continuing operations                                               (6,345,474)        (4,712,612)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations                                                      (7,276)          (523,612)
    Gain on disposal                                                                      215,456            482,773
                                                                                   --------------     --------------
    Net gain (loss) on discontinued operations                                            208,180            (40,839)
                                                                                   --------------     --------------

NET LOSS                                                                           $   (6,137,294)    $   (4,753,451)
                                                                                   ==============     ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
    Loss from continuing operations                                                $         (.38)    $         (.36)
    Loss from discontinued operations                                                         .01                  -
                                                                                   --------------     --------------
         Net loss per common share                                                 $         (.37)    $         (.36)
                                                                                   ==============     ===============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES                                              16,437,000         13,147,749
                                                                                   ==============     ==============

       See accompanying notes to these consolidated financial statements.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                    Additional
                                                                    Paid-In     Subscription    Unearned      Treasury   Accumulated
                                                  Common Stock      Capital      Receivable   Compensation     Stock       Deficit
                                       ---------------------------- ------------- ------------- -------------  ----------- ---------
                                       ----------------------------
                                        Shares            Amount
                                       ------------- -------------- ------------- ------------- -------------  ----------- ---------

BALANCE, October 1, 1999              12,891,028  $    12,891    $14,050,433   $         -   $  (481,367)   $(250,573)  $(6,839,533)

Issuance of common stock :
         Compensation to employees       134,500          135         52,990             -       (53,125)           -             -
    Private placements                 2,500,000        2,500        247,500      (150,000)            -            -             -
    Consultants for services             357,500          358         92,142             -             -            -             -
Issuance of warrants :
         Debt issuance                         -            -        245,667             -             -            -             -
    Consultants for services                   -            -         39,000             -             -            -             -
Amortization of unearned compensation          -            -              -             -       176,603            -             -
Cancellation of non-vested employee     (135,877)        (136)      (258,472)            -       258,608            -             -
stock
Treasury stock purchased                       -            -              -             -             -     (184,000)            -
Unrealized gain on available for sale          -            -              -             -             -            -             -
    securities
Net loss                                       -            -              -             -             -            -    (4,753,451)
                                      ----------  -----------    -----------   -----------   -----------    ---------   -----------
Comprehensive loss


BALANCE, September 30, 2000           15,747,151       15,748     14,469,260      (150,000)      (99,281)    (434,573)  (11,592,984)

Subscription received                          -             -              -       150,000             -           -              -
Issuance of common stock :
         Compensation of employees        25,000            25          2,475             -             -           -              -
         Settlement of debt              175,000           175         17,325             -             -           -              -
         Private placement             1,000,000         1,000         99,000             -             -           -              -
Cancellation of non-vested employee      (25,000)          (25)       (73,200)            -        73,225           -              -
stock
Issuance of warrants                           -             -        166,358             -             -           -              -
Amortization of unearned compensation          -             -              -             -        21,306           -              -
Realized loss on investment                    -             -              -             -             -           -              -
Unrealized gain on investment                  -             -              -             -             -           -              -

Net loss                                       -             -              -             -             -           -    (6,137,294)
                                      ----------  ------------   ------------  ------------  ------------   ---------   ------------
Comprehensive loss


         BALANCE, September 30, 2001  16,922,151  $     16,923   $ 14,681,218  $          -  $     (4,750)  $(434,573) $(17,730,278)
                                      ==========  ============   ============  ============  =============  ==========  ============

       See accompanying notes to these consolidated financial statements.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                               Comprehensive
                                                  Loss           Total
                                               -------------  ------------


                                               -------------  ------------
BALANCE, October 1, 1999                        $         -    $ 6,491,851

Issuance of common stock :
         Compensation to employees                        -              -
    Private placements                                    -        100,000
    Consultants for services                              -         92,500
Issuance of warrants :
         Debt issuance                                    -        245,667
    Consultants for services                              -         39,000
Amortization of unearned compensation                     -        176,603
Cancellation of non-vested employee                       -              -
stock
Treasury stock purchased                                  -       (184,000)
Unrealized gain on available for sale              (179,515)      (179,515)
    securities
Net loss                                         (4,753,451)    (4,753,451)
                                                -----------    ------------
Comprehensive loss                              $(4,932,966)
                                                ===========

BALANCE, September 30, 2000                        (179,515)     2,028,655

Subscription received                                      -       150,000
Issuance of common stock :
         Compensation of employees                         -         2,500
         Settlement of debt                                -        17,500
         Private placement                                 -       100,000
Cancellation of non-vested employee                        -             -
stock
Issuance of warrants                                       -       166,358
Amortization of unearned compensation                      -        21,306
Realized loss on investment                          220,092       220,092
Unrealized gain on investment                        (40,577)      (40,577)
Net loss                                          (6,137,294)   (6,137,294)
                                                ------------   ------------
Comprehensive loss                              $ (5,957,779)
                                                ============

         BALANCE, September 30, 2001            $          -   $(3,471,460)
                                                ============   ===========

       See accompanying notes to these consolidated financial statements.

                                  F-5 (con't)

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      -----------------------------------
                                                                                      ----------------   ----------------
                                                                                           2001               2000
                                                                                      ----------------   ----------------
                                                                                      ----------------   ----------------
OPERATING ACTIVITIES:
Net loss                                                                              $   (6,137,294)    $   (4,753,451)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                      1,402,529          1,542,035
        Goodwill impairment                                                                4,188,691                  -
        Provision for doubtful accounts                                                      423,000            (13,000)
        Amortization of unearned compensation                                                 21,306            176,603
        Accretion of debt discount                                                                 -            245,667
        Stock compensation                                                                     2,500             92,500
        Realized (gain) loss on investments                                                  220,092             (5,100)
        Unrealized (gain) loss on investments                                                (40,577)                 -
        Loss (gain) on sale of assets                                                        (51,163)           190,437
        Note payables forgiven                                                               (30,000)                 -
        Note payable to shareholder forgiven                                                (184,385)                 -
        Loss (gain) on sale of discontinued operations                                       208,180          (482,773)
        Issuance of Warrants                                                                 166,358                  -
        Changes in operating assets and liabilities:
          Trading securities                                                                  46,552                  -
          Trade accounts receivable                                                          173,512            275,355
          Notes receivable                                                                   (11,500)                 -
          Costs and estimated earnings in excess of billings on uncompleted                   71,008            118,051
          contracts
          Prepaid expenses and other assets                                                  176,172           (145,567)
          Trade accounts payable                                                             264,190            608,095
          Accrued expenses and other liabilities                                            (481,115)           558,141
          Billings in excess of costs and estimated earnings on uncompleted                   98,052            168,377
          contracts                                                                    --------------     --------------
              Net cash provided by (used in) operating activities                            526,108         (1,424,630)
INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      (781,809)          (288,270)
    Disposal of assets                                                                       366,892            603,670
    Proceeds from sale of available-for-sale securities                                            -          1,699,371
    Change in notes receivable and other assets                                                    -            (48,018)
    Change in net assets of discontinued operations                                                -           (420,055)
                                                                                      --------------     --------------
              Net cash provided by (used in) investing activities                           (414,917)         1,546,698
FINANCING ACTIVITIES:
    Payments on line-of-credit                                                              (455,000)           (25,000)
    Proceeds (repayments) from notes payable to shareholders                                  20,385             (5,000)
    Principal payments on notes payable and capital leases                                (1,257,933)        (1,568,711)
    Proceeds from borrowings on notes payable and capital leases                           1,073,793          1,527,896
    Proceeds from issuance of common stock                                                   100,000            100,000
    Debt issuance costs                                                                            -            (15,000)
    Subscription received                                                                    150,000                  -
    Stock issued for payment of debt                                                          17,500                  -
                                                                                      --------------     --------------
    Net cash provided by (used in) financing activities                                     (351,255)            14,185
                                                                                      --------------     --------------
    Increase (decrease) in cash and cash equivalents                                        (240,064)           136,253
    Cash and cash equivalents at beginning of period                                         296,285            160,032
                                                                                      --------------     --------------
    Cash and cash equivalents at end of period                                                56,221            296,285
                                                                                      ==============     ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Assets acquired under capital lease obligation                                    $            -     $      404,501
                                                                                      ==============     ==============
    Satisfaction of note payable with available-for-sale securities                   $            -     $      500,000
                                                                                      ==============     ==============
    Available-for-sale securities received from sale of discontinued operations       $            -     $    2,746,669
                                                                                      ==============     ==============
    Purchase of treasury stock with available-for-sale securities                     $            -     $      184,000
                                                                                      ================== ==============

          See accompanying notes to consolidated financial statements

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS:
         --------------------

         FutureOne, Inc. (f/k/a World's Fare, Inc.) (the "Company") is a successor by reverse merger to FUTUREONE, INC., an Arizona corporation ("FutureOne AZ"). World's Fare, Inc. was incorporated March 22, 1994, and 1,000 shares were issued to the founders in exchange for services. In May 1997, World's Fare, Inc. approved a 500:1 stock split, which increased the outstanding shares to 500,000 and the authorized shares to 50,000,000 with a par value of $.001. On March 30, 1998, World's Fare, Inc. issued 6,049,490 shares of its common stock for all of the outstanding shares of FutureOne AZ to consummate the reverse merger. On August 6, 1998, World's Fare, Inc. changed it name to FutureOne, Inc.

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

         During 1999 and part of 2000, the Company and its subsidiaries were primarily a communications business in four related, but distinct, industry segments: i) Internet services, including personal and business dial up accounts, high speed frame relay connections and web site design; ii) communication equipment sales; iii) broadband communications engineering and construction services; and iv) telecommunications and convergence technology, which was to include local and long distance phone service and the Company's networked community concept known as "NeighborComm," which was to include a virtual community (Intranet) within a community and provide voice, video and high-speed Internet through a single source. Beginning in June of 1999, the Company began a series of divestitures and closing of unprofitable operations. The Company sold its retail computer sails and services effective in June 1999, sold its Internet access business in November 1999, closed its communications products division in May 2000, sold its specialized horizontal drilling and boring Company in June 2000, closed it telecommunications division, abandoned its NeighborComm product in July 2000 and sold its e-business and web design division in October 2000. The Company now operates only its broadband engineering and construction (now called "telecommunications services") subsidiary, OPEC CORP. ("OPEC"), which it acquired in July 1998.

2.       CHAPTER 11 REORGANIZATION:
         -------------------------

         On March 29, 2001, FutureOne, Inc. (the "Debtor") (but not its consolidated subsidiaries) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Colorado. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2001 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise)

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment. On October 15, 2001, the Company submitted its reorganization plan to the court.

3.       LIQUIDITY AND BASIS OF PRESENTATION:
         -----------------------------------

         As shown in the accompanying statement of operations, the Company incurred an aggregate net loss of approximately $10.9 million over the past two years and has negative working capital. To meet its immediate cash needs, the Company has sold certain of its accounts receivable under factoring arrangements and sought debt extensions and additional borrowings. The Company is also seeking additional financial resources through additional loans and private entity placements.

         The financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of the Company as a going concern is dependent upon achieving profitable operations during and after the Company's reorganization. If the Company cannot successfully extend payment terms with its lenders and maintain sufficient working capital to fund its operations and ultimately achieve profitable operations, there is a substantial doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments should the company be unable to continue operations as a going concern.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Bankruptcy Reporting - The accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) for reporting bankruptcy related items. SOP 90-7 requires the Company to record claims at the amount allowed or the amount estimated to be allowed as opposed to the amount for which the liabilities are expected to be settled. SOP 90-7 also requires separate balance sheet classification for liabilities subject to compromise, and requires disclosure of certain bankruptcy related items. Reorganization items are separately reported as such in the statement of operations.

         Revenue and Cost Recognition - Revenue from contracts is recognized using the percentage of completion method. Under this method, revenues are recognized and measured by the percentage of costs incurred to date to total estimated costs for each contract. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions in costs and income and are recognized in the period in which the revisions are determined.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less at the date acquired to be cash equivalents.

         Significant Customers - For the years ended September 30, 2001 and 2000, the Company had revenues from significant customers as a percent of total revenues as follows:

                                       Year Ended September 30,
                             ----------------------------------------------
                             -------------------- -- ----------------------
                                    2001                     2000
                             --------------------    ----------------------

Customer A                            68%                      42%
Customer B                             -                       11%
Customer C                             -                       10%


         Investments - Available-for-sale securities are stated at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.

         Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

         The Company generally operates in one industry segment, the integration of products and services to the telecommunication and utility industry in the western United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable and costs and estimated earnings in excess of billings. The Company generally does not require collateral from its customers. At September 30, 2001, accounts receivable and costs and estimated earnings in excess of billings totaled $2,527,072 and the Company has provided an allowance for doubtful accounts in the amount of $458,000. The Company performs periodic credit evaluations on its customers' financial condition and maintains reserves for potential credit losses.

         Property and Equipment - Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, generally five to seven years when assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is reflected in operations. Maintenance and repairs are charged to operations as incurred.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intangible Assets - Goodwill was amortized on a straight-line basis over the expected useful life of ten years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of future cash flows expected to result from the use of the assets in comparison with the assets carrying amount in deciding whether the goodwill is recoverable. During the year ended September 30, 2001, substantially all goodwill was determined to be impaired due to the Company entering Chapter 11 reorganization and having substantional loses. This resulted in a write-off of $4,188,691. Intangible assets remaining on the balance sheet are related to debt issuance costs.

         Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance. Valuation allowances are recorded for deferred tax assets that are not expected to be realized.

         Income (Loss) Per Share - Basic earnings per share is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2001, 1,396,800 options and 13,023,072 warrants have been excluded from the loss per share computation due to the fact that they would be antidilutive to such loss per share. The Company also has certain debt securities, which are convertible into 435,783 shares of common stock, which would also be antidilutive.

         Advertising Costs - Advertising costs are expensed as incurred. Advertising expense was approximately $20,000 and $13,000 for the years ended September 30, 2001 and 2000, respectively.

         Stock-Based Compensation - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

         Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's financial statements are based on a number of significant estimates, including the percentage of completion on projects in progress at year-end, which is the basis for the calculation of revenue earned for these projects. The Company's estimates to complete are determined by management for all projects in process at year-end and could change as future information becomes available. Management believes it is reasonably possible that there will be changes to total revenues and expenses on projects in process at year-end through change orders that will affect the ultimate profitability of these projects.

         Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt cannot be estimated as of September 30, 2001 due to the Company being in Chapter 11 reorganization.

         Recently Issued Accounting Pronouncements - On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142.

         In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective no later than January 1, 2003, as required. The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.

         In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS
         121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.
         Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

5.       DISCONTINUED OPERATIONS:
         -----------------------

         FutureOne AZ - Communications Equipment Sales - On May 23, 2000, the Company closed its Communication Products Division. The Company terminated all of the employees of this division and returned approximately $2,400,000 of inventory to the manufacturer. The Company will no longer be a stocking distributor of communication products. Accordingly, the communications equipment sales business has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The Company realized a loss on the discontinuance of approximately $245,000 in fiscal 2000.

         NeighborComm, Inc. - Convergence Technology & Communications - In August 2000, the Company abandoned its telecommunications division and the NeighborComm services that it was developing. The Company no longer conducts telecommunication and convergence technology operations. Accordingly, the telecommunications and convergence technology segment has been accounted for as a discontinued operation in the accompanying consolidated financial statements for all periods presented. All of the costs associated with this division including development costs, telecommunications infrastructure and licenses have been expensed and the Company realized a loss on the discontinuance of approximately $305,000, in fiscal year 2000.

         Rocket Science - e-commerce - On October 6, 2000, the Company sold its e-commerce business division back to one of its original owners for $75,000 cash and the assumption of approximately $68,000 in liabilities. The Company has also retained approximately $60,000 in accounts receivable. The accrued loss of $284,000 on the transaction has been included as an accrued loss on disposal under discontinued operations as of September 30, 2000.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The following represents the combined results of operations of the Company's discontinued operations:

                                               Year Ended September 30,
                                      -----------------------------------------
                                      -------------------- -- -----------------
                                             2001                    2000
                                      --------------------    -----------------
                                      --------------------

Revenues                              $         31,713        $      2,199,880
Cost of sales                                   (5,823)             (1,577,939)
General and administrative expense             (33,166)               (861,864)
Depreciation and amortization expense                -                (198,016)
Interest expense                                     -                  (7,440)
Loss/on disposal of assets                           -                 (78,233)
Unusual item                                         -                       -
                                      ----------------        ----------------

Net loss                              $         (7,276)       $       (523,612)
                                      ================        ================


         Costs  and  expenses,   including  interest,  have  been  allocated  to
         discontinued operations for all applicable periods based on management's estimates of those costs directly related to the discontinued operations.

6.       ACCOUNTS RECEIVABLE - PURCHASE AGREEMENT:
         ----------------------------------------

         On March 24, 2000, the Company entered into an Account Purchase Agreement with a commercial bank. The Agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. The Bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. The Company has included $174,000 in its September 30, 2001 accounts receivable balance representing the hold back of accounts receivable sold for which payment has not been received. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 24 percent annual interest rate. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.

7.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:
         -----------------------------------------------------

       Costs and estimated earnings on uncompleted contracts consists of the following:

                                                        September 30,
                                                            2001
                                                      ------------------
                                                      ------------------

 Costs incurred on uncompleted contracts              $      1,931,770
 Estimated earnings                                            354,382
                                                      ----------------
                                                             2,286,152
 Less billings to date                                      (2,090,953)
                                                      ----------------

                                                      $        195,199
                                                      ================

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       These amounts are included in the accompanying balance sheet under the following captions:

                                                                            September 30,
                                                                                2001
                                                                          ------------------
                                                                          ------------------

 Costs and  estimated  earnings in excess of billings on  uncompleted
     contracts                                                            $        528,489
 Billings in excess of costs and  estimated  earnings on  uncompleted
     contracts                                                                    (333,290)
                                                                          -----------------

                                                                         $        195,199
                                                                          =================

8.       TRADE RECEIVABLES:
         -----------------

       The following information summarizes trade receivables at September 30, 2001:

                                                                                  September 30,
                                                                                      2001
                                                                                ------------------
                                                                                ------------------

     Contract receivables:
         Completed contracts                                                   $     1,171,630
         Uncompleted contracts                                                       2,090,953
                                                                              ----------------
                                                                                     3,362,583

         Less:  Factored receivables (see Note 6) and allowance, of $458,000       (1,722,000)
                                                                              ----------------

                       Net accounts receivables                               $      1,540,583
                                                                              ================


         The amount of revenue recognized is the portion of the total contact price that the costs expended to date bears to the anticipated final total costs, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs, and allocations of indirect construction cost.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    PROPERTY AND EQUIPMENT:
      ----------------------

       Property and equipment consists of the following:

                                                                                            September 30,
                                                                                                2001
                                                                                          ------------------
                                                                                          ------------------

                 Furniture and fixtures                                                   $         86,679
                 Computers and other equipment                                                     111,638
                 Construction equipment                                                          2,054,999
                 Software                                                                           40,175
                 Vehicles                                                                        1,428,448
                 Leasehold improvements                                                             29,285
                                                                                          ----------------
                                                                                                 3,751,224
                 Less accumulated depreciation and amortization                                 (1,412,817)
                                                                                          -----------------

                                                                                          $      2,338,407
                                                                                          =================


       Depreciation and amortization expense for the year ended September 30, 2001 was $729,222.

10.       INTANGIBLE ASSETS:
          ----------------

       Intangible assets consist of the following:

                                                                                            September 30,
                                                                                                2001
                                                                                          ------------------
                                                                                          ------------------

                 Goodwill                                                                 $              -
                 Debt issuance costs                                                               136,500
                 Other                                                                                 645
                                                                                          ----------------
                                                                                                   137,145
                 Less amortization                                                                (125,866)
                                                                                          ----------------

                                                                                          $         11,279
                                                                                          ================

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   NOTES PAYABLE AND LONG TERM DEBT:
      --------------------------------

                                                                                                       September 30,
                                                                                                           2001
                                                                                                     ------------------
       Various notes payable to an auto  manufacturer's  credit corporation  bearing interest at rates  ranging  from  8.25% to 12.8%  and  having  maturities  ranging  from 18 to 56
           months.  Each note is collateralized by a specific vehicle.                               $        404,447

       Various notes payable to an equipment  manufacturer's credit corporation bearing interest at rates  ranging  from  8.9% to 10.5% and  having  maturities  ranging  from 1 to 26
           months.  Each note is collateralized by specific equipment.                                         91,176

       Various notes payable to a finance company  bearing  interest at rates ranging from 7.88%
           to  13.4%  and  having  maturities  ranging  from  32  to 52  months.  Each  loan  is
           collateralized by specific pieces of vehicles and equipment.                                       212,502

       Various  note  payables  to  an  equipment   manufacturer's  credit  corporation  at  9%,
           collateralized  by a specific  piece of  equipment,  principal  and interest  payable
           monthly, maturing between 17 and 44 months.                                                        259,477

       8.73% note payable to a bank,  collateralized by a specific list of equipment,  principal and interest  payable  monthly  until August 2002 when all  principal and interest is
           due and payable.                                                                                   243,078

       21%, note payable to a finance company,  collateralized by a specific piece of equipment, principal  and  interest  payable  monthly  until  October  2003  when all  remaining
           principal and interest is due and payable.                                                          53,576

       15%,  demand note payable,  collateralized  by accounts  receivable,  with interest only payable monthly until December 31, 2002, when principal and unpaid interest are due.  Principal and accrued  interest is  convertible to a maximum of 435,783 shares of common stock,
           at the option of the holder at $1.00 per share.                                                  1,000,000

       Note payable,  collateralized by accounts  receivable and contract rights,  with interest
           at 15% due December 31, 2002.                                                                      300,000

       Other                                                                                                   55,059
                                                                                                     ----------------
                                                                                                            2,619,315
       Less current portion                                                                                (1,989,290)
                                                                                                     ----------------
                                                                                                      $       630,025
                                                                                                     ================

                      FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Annual maturities of notes payable and long-term debt (excluding liabilities subject to compromise) for the five years succeeding September 30, 2001 are:

                                  Year                              Amount
                    ---------------------------------       --------------------
                    ---------------------------------       --------------------

                                  2002                      $         1,989,290
                                  2003                                  297,415
                                  2004                                  203,549
                                  2005                                   83,101
                                  2006                                   45,960
                                                            -------------------

                                                            $         2,619,315
                                    Total                    ===================

         Interest payments were $477,367 and $794,469 for the years ended September 30, 2001 and 2000, respectively.

         The Company has not paid certain promissory notes, totaling $434,800 by the stated maturity dates nor has it received from the holder any notice of conversion to Common Stock. However, the Company is in the process of negotiating extended terms on these notes.

12.       LEASES:
          -------

         The Company has equipment under capital leases. The Company also leases office facilities and equipment under noncancelable operating leases that expire in various years through June 2003.

         Total rental expense for all operating leases was approximately $250,000 and $334,000 for the years ended September 30, 2001 and 2000, respectively.

         Property and equipment includes the following amounts for leases that have been capitalized:

                                                                                        September 30, 2001
                                                                                        --------------------
                                                                                        --------------------

                 Equipment                                                              $        431,509
                 Less accumulated amortization                                                   (96,065)
                                                                                        ----------------

                                                                                        $        335,444
                                                                                        ================

          Amortization of leased assets is included in depreciation and amortization expense.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum payments under capital leases (principal portion) excluding liabilites subject to compromise and noncancelable operating leases with initial terms of one year or more consisted of the following at September 30, 2001:

                                                                                  Operating Leases
                                                                             ----------------------------
                                                                             ----------------------------
                                                                Capital       Continuing   Discontinued
                                                                 Leases       Operations    Operations
                                                              -------------  ------------- --------------
                                                              ----------------------------

                 2002                                         $   213,819    $   332,513   $    27,635
                 2003                                             169,822        113,816             -
                 2004                                              33,203         30,215             -
                 2005                                              19,448              -             -
                 2006                                                   -              -             -
                                                              -----------    -----------   -----------

                 Total minimum lease payments                     436,292    $   476,544   $    27,635
                                                                             ===========   ===========

                 Less interest                                    (67,217)
                 Less current portion                            (162,036)
                                                              -----------

                                                              $   207,039
                                                              ===========

         During the year ended September 30, 1999, the Company entered into two leases with El Camino Resources, Ltd. The first lease for $150,000 requires payments of $5,406 per month for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of the original cost. The second lease with El Camino for $163,000 requires payments of $6,179 per month for a term of 30 months, and includes a buyout provision equal to the fair market value of the leased equipment at the end of the lease, but not to exceed 20 percent of original cost.

         One or more of the equipment lease agreements with El Camino were also personally guaranteed by shareholders Earl J. Cook and Kendall Q. Northern. Should the lessor bring any claim against either one or both, Mr. Cook or Mr. Northern as a result of their respective guarantees, the Company may have indemnification and/or hold harmless obligations relative to any such claim or liability and an obligation to advance expenses, including attorneys fees, to each individual in accordance with the terms of Nevada law, the Company's By-Laws, the employment agreements and/or severance agreements with Mr. Cook and Mr. Northern.

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   LIABILITIES SUBJECT TO COMPROMISE:
      ---------------------------------

       Liabilities subject to compromise are comprised as follows:

                                                                                                   September 30, 2001
                                                                                                   -------------------
                                                                                                   -------------------


       Capital and operating leases:
           7% capital  lease  payable,  collateralized  by leased  equipment,  principal  and interest  payable  monthly until July 2001 when all principal and interest is
               due and payable.                                                                     $        53,452

           7% capital  lease  payable,  collateralized  by leased  equipment,  principal  and interest payable monthly until August 2001 when all principal and interest is
               due and payable.                                                                              49,716

           8%  capital  lease  payable,  collateralized  by leased  equipment,  principal  and interest payable monthly until June 2002 when all principal and interest is
               due and payable.                                                                              36,225

           12%  capital  lease  payable,  collateralized  by leased  equipment,  principal  and interest  payable  monthly until  April 2002 when  all principal and interest is
               due and payable.                                                                              31,375

           Other operating leases                                                                             7,575
                                                                                                   ----------------

                Total capital and operating leases                                                  $       178,343
                                                                                                   ----------------

       Subordinated debt:
           15% note  payable,  unsecured,  all due and payable  October 9,  2000 and currently past due.  Principal  and accrued  interest is  convertible  to common stock at
               the option of the holder at rate of $1.00 per share.                                         275,458

           15% note payable,  unsecured,  all due and payable June 28, 2000 and currently past due.  Principal  and accrued  interest is  convertible  to common  stock at the
               option of the holder at a rate of $1.00 per share.                                            50,000

           14% note payable, unsecured, all due and payable September 1, 2000 and currently past due. Principal and accrued interest is
               convertible to common stock at the option of the holder at a rate of $1.00 per share.
                                                                                                             70,000
           8% note payable,  collateralized by accounts receivable of the Company's e-Business
               Division,  all due and payable  July 31,  2001.  Principal and accrued interest
               is payable at the rate of $5,000 per month.                                                   30,802


                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Other                                                                                             27,781
                                                                                                   ----------------
                Total subordinated debt                                                                     454,041
                                                                                                   ----------------

           Trade and other miscellaneous claims                                                             880,144
                                                                                                   ----------------
                Total liabilities subject to compromise                                            $      1,512,528
                                                                                                   ================


14.       INCOME TAXES:
          ------------

         Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

                                                                                                   September 30, 2001
                                                                                                   -------------------
                                                                                                   -------------------

                 Deferred tax assets:
                     Allowance for doubtful accounts                                               $        200,000
                     Net operating loss carryforwards                                                     3,800,000
                                                                                                   ----------------
                     Deferred tax assets                                                                  4,000,000
                     Valuation allowance                                                                 (3,800,000)
                                                                                                   ----------------
                          Net deferred tax assets                                                           200,000

                 Deferred tax liabilities:
                     Fixed asset basis differences                                                         (200,000)
                                                                                                   ----------------

                          Net deferred tax asset/(liability)                                       $              -
                                                                                                   ================

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At September 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10 million that expire in the years 2012 through 2020 for federal taxes purposes and will begin to expire in 2001 for state tax purposes. As a result of common stock issued in connection with private placements and prior year acquisitions, the utilization of the net operating loss carryforwards is subject to annual limitations in accordance with Internal Revenue Code Section 382. Utilization of the net operating loss carryforwards may be further limited dependent on the structure of FutureOne's Chapter 11 Reorganization Plan. The ultimate utilization of the net operating loss carryforwards is also subject to future profitability of the Company.

         The valuation allowance decreased $72,800 for the year ended September 30, 2001, due to decreases in the net deferred tax assets to which it relates.

15.       STOCKHOLDERS' EQUITY:
         --------------------

         On December 1, 1999, the Company issued 20,000 shares of common stock with a value of $25,000 to a consultant as compensation for assisting in the Company's sale of its Internet access business.

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

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the period from August to December, the Company issued warrants to purchase 360,000 shares of the Company's common stock at $1.00 per share to holders of a secured note issued by the Company in exchange for the Holders subordinating certain of their collateral to other financing obtained by the Company. The fair value of the warrant was minimal.

         On September 1, 2000, the Company entered a subscription agreement to see 2,500,000 shares of common stock for an aggregate amount of $250,000.

         In December 2000, the Company issued 1,000,000 shares of its Common Stock in exchange for $100,000 to a private investor. In January 2001, the Company issued 175,000 shares of its Common Stock in exchange for a $35,000 reduction of principal and interest on a note held by Kenneth
         P. Eck. The offering of these securities was made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

         In January 2001, the Company negotiated a second amendement to a Collateralized Convertible Commerical Promissory Note in the amount of $1,000,000. Under terms of the amendment the due date of the Company to factor a certain amount of accounts receivable to a bank, based on a formula, which provides for the lenders to maintain certain minimum amounts of colateral, and Norwest Bank and a significant stockholder agreed to provide an additional loan of $300,000 in the form of a revolving line of credit. In consideration of the amended terms, the Company agreed to provide the lenders with one million warrants to purchase Common Stock of the Company at $0.20 per share, 600,000 warrants to purchase Common Stock of the Company at $0.40 per share and to reprice 360,000 warrants previously issued to the lenders from $1.00 per share to $0.20 per share. A director of the company and his sister-in-law are jointly 10% participants in the loan, and accordingly received 36,000 of the warrants isued by the company in this transaction. The above transaction resulted in an approximate $127,000 charge to interest expense during the current quarter.

         In February 2001, the Company issued stock options to purchase 485,000 shares of Common Stock at $0.15 per share in relation to a consulting agreement. The options vested over time. In conjunction with termination of the consulting agreement, the option agreement was canceled and the company issued stock warrants to purchase 291,000 (the vested amount) shares at $0.15.

         During the fiscal year ended September 30, 2001, the Company issued a total of 25,000 shares of common stock to employees pursuant to employment contracts or as employment bonuses. These awards were made with specific vesting restrictions of up to three years. Compensation expense is being recognized based on the vesting periods of the stock issued. During the period, 25,000 non-vested shares with a remaining balance of $73,225, previously issued to employees, were canceled when they terminated.

         During the year ended September 30, 2000, the Company issued a total of 134,500 shares of Common Stock to employees pursuant to employment contracts or as employment bonuses. An award of 30,000 shares was made with vesting restriction of three years, and an award of 100,000 shares was made with a partial vesting restriction of two years. During the year ended September 30, 2001 there were no shares issued to employees. In addition, the Company issued 27,500 shares as a commission on the sale of substantially all of the assets relating to the Company's Internet access business. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

         Effective October 1, 2000, the Company issued warrants to purchase up to 9,060,000 of the Company's Common Stock, at $0.20 per share, to senior management of the Company. 5,060,000 of the warrants are subject to an equal three-year annual vesting schedule, which may be accelerated under certain circumstances. 2,000,000 of the warrants issued to Steven R. Green, a former director of the Company, were fully vested under a Severance Agreement entered into with Mr. Green, on January 12, 2001. 2,000,000 of the warrants were subsequently surrendered by Earl J. Cook, the former President and Chief Executive Officer, pursuant to a Severance Agreement dated January 12, 2001. 1,000,000 of the warrants were subsequently cancelled due to employee termination. Such warrants and the underlying shares of Common Stock were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

         As of September 30, 2001 none of the warrants previously issued by the Company have been exercised.
                                      F-22

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.       STOCK OPTION PLAN:
         ------------------

         On April 30, 1999, the Board of Directors of the Company adopted the FutureOne, Inc. 1999 Key Employee Stock Option Plan (the "Plan"), which authorizes options, which may be issued to employees to purchase up to 2,500,000 shares of the Company's Common Stock. Options granted under the Plan may be incentive stock options or nonstatutory stock options. Options vest over a three-year period with one-third becoming vested annually one year from the date of the grant, except for certain options granted in 2000, which vest at annual rates of 20 percent, 30 percent and 50 percent. All options expire ten years after the date of grant. Under the terms of the Plan, Incentive Stock Options granted to executives owning more than 10 percent of the Company's stock shall not be exercisable after the expiration of five years from the date of grant and must be issued at 110 percent of the price granted to other employees.

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

         Stock and Warrant Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for options and warrants issued to employees. Accordingly, no compensation cost has been recognized for issuances of options and warrants to employees at exercise prices no less than the market value of the Company's common stock on the grant dates. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                     September 30,
                                                                      --------------------------------------------
                                                                      -------------------- -- --------------------
                                                                             2001                    2000
                                                                      --------------------    --------------------
                 Net loss
                     As reported                                      $     (6,137,294)             (4,753,451)
                     Pro forma                                              (6,922,294)             (5,080,451)

                 Primary earnings per share
                     As reported                                      $           (.37)       $           (.36)
                     Pro forma                                                    (.42)                   (.39)


         The fair value of each grant was determined in 2001 using the Black-Scholes option pricing model and in 2000 using a minimum value pricing model with the following assumptions:

                                                                              2001                    2000
                                                                       -------------------     --------------------
                                                                       -------------------     --------------------

                 Risk-free interstate                                          5%                      6%
                 Expected life of award                                        5%                    2-3%
                 Dividend yield                                                0%                      0%
                 Volatility                                                   131%




                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Option activity under the 1999 Plan during the years ended September 30, 2001 and 2000 is as follows:

                                                                         Outstanding Options
                                                              ------------------------------------------
                                                              ---------------- -- ----------------------
                                                                  Shares                  Price
                                                                                          Range
                                                              ----------------    ----------------------

                 Balance at November 1, 1999                      1,613,550       $      4.50 - 4.95
                          Granted                                   722,000            0.20 - 2.6875
                          Forfeited                                (322,250)             1.00 - 4.50
                                                              -------------       ------------------

                 Balance at September 30, 2000                    2,013,300       $      0.20 - 4.95
                          Granted                                         -                        -
                          Forfeited                                (616,500)             0.20 - 4.95
                                                              -------------       ------------------

                 Balance at September 30, 2001                    1,396,800       $      0.20 - 4.95
                                                              =============

                 Exercisable at September 30, 2001                  697,141       $      0.50 - 4.95
                                                              =============       ==================


       The weighted-average fair value of options granted during the year ended September 30, 2001 and 2000 was $0 and $0.58, respectively.

       The following table summarizes information about stock options under the 1999 Plan outstanding at September 30, 2001:

                                                                  Options Outstanding



                                                         ---------------------------------------    ---------------------
                          Exercise Price                      Number              Remaining           Options Exercisable
                                                          Outstanding at                               Number Outstanding
                                                           September 30,       Contractual Life         at September 30,
                                                               2001                (Years)                    2001
              ---------------------------------------    ------------------    -----------------    ---------------------

                            $4.95                                 521,000             7.8                     347,299
                            $4.50                                 315,100             7.8                     210,046
                            $1.00                                  30,000             8.2                      10,000
                            $0.50                                  50,700             7.8                      33,796
                            $0.20                                 480,000             8.9                      96,000
                                                         ----------------                           -----------------

                                                                1,396,800                                     697,141
                                                         ================                           =================

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      COMMITMENTS AND CONTINGENCIES:
         -----------------------------

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

         In July of 2001, the Company entered into an agreement with the former stockholders of a 100% owned subsidiary (JAE-Tech) which give the prior stockholders the rights to 50% of profits generated by JAE-Tech for the period of 3 years or until $1,000,000 in net profit is earned, whichever occurs first.

         Also in July of 2001, the Company entered into an employment agreement with the founder and previous owner of JAE-Tech, to serve as its president for a period of 5 years, subject to revenue requirements.

18.      RELATED PARTY TRANSACTIONS:
         --------------------------

         The Company assumed a lease for office space and a construction yard from a partnership controlled by an individual, who became a major stockholder in the Company when the Company acquired his corporation. The lease currently requires payments of $5,500 per month and expires January 1, 2003, but automatically renews for annual periods unless terminated by either party. As of September 30, 2001 and 2000, $66,000 and $36,000, respectively, of rental expense is included in the consolidated statement of operations from this lease. The Company also paid $22,015 in rental of equipment to the partnership.

         The Company owes $53,500 to Kendell Q. Northern, its former president and chief executive officer, related to a severance agreement dated November 1999.

         Alan P. Hald, former Chariman of the Board of Directors of the Company, resigned as an employee and member of the Board of Directors of the Company. The resignation was pursuant to the terms of an Employment Separation Agreement by and between the Company and Mr. Hald effective as of June 1, 2000. The Separation Agreement provides for: (i) the lump sum payment of $70,000 representing Mr. Hald's base salary though the end of the term of the Employment Agreement to be made in accordance with the terms of a Convertible Promissory Note (convertible in part or in total); (ii) accrued benefits required to be provided by the terms of any Company sponsored benefit plans or programs;

                     FUTUREONE, INC. (DEBTOR-IN-POSSESSION)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On or about May 10, 2000, the Company became aware of two Employment Agreements and an amendment to an existing employment contract that were entered into by the former President, Kendall Northern with three of the Company's employees. The three employees are all related to Mr. Northern and included his brother, Michael Northern, his sister-in-law, Gail Northern, who was the director of human resources and his nephew Bradley Black. Each of the agreements includes a clause stating the employee is to be paid $100,000 if terminated without cause. For unrelated reasons, two of the employees have been terminated and the Company received a formal demand for payment of $100,000 each from their counsel. The Company has settled the claims of these two employees by allowing their stock options for a total of 50,700 shares, that were granted July 18, 1999, to remain in effect at a lowered exercise price of $.50 per share. The remaining employee has voluntarily waived any claim for such payment as part of a termination agreement entered into with the Company in September 2000.

         The Company owed Earl J. Cook, its former President and Chief Executive Officer, $83,077 as of September 30, 2001, in connection with a severance agreement which included options and warrants, entered into in January 2001.

         In February 2001, the Company entered into a severance agreement with Bruce A. Robson, who was Vice President of Corporate Development at the time. Under the terms of the agreement, Mr. Robson received 25,000 shares of the Company's Common Stock. Additionally, the Company owed Mr. Robson approximately $22,800 at September 30, 2001 in connection with this severance agreement.

19.      401(K) PLAN:
         -----------

         On January 1, 1999, the Company adopted the FutureOne, Inc. 401(k) Plan (the "Plan"). All employees of the Company are eligible to participate in the Plan when they have met certain eligibility requirements. Employees are eligible to participate in the Plan after one year of service and after having attained the age of 21. After the initial enrollment date, all subsequent enrollments for eligible employees will occur on Jan uary 1 and July 1 of each year. Employees may defer up to 15 percent of their annual salary up to a maximum of $10,500 or an amount as determined from time to time by the Internal Revenue Service. The Company's matching percentage is equal to 20 percent of the employees contribution on employee contributions of up to 5 percent. For the year ended September 30, 2001 and 2000, the Company's matching contributions is $0 and $6,619, respectively.

20.      SUBSEQUENT EVENT:
         ----------------

         On December 6, 2001, the Company entered into an additional Account Purchase Agreement with a group of private investors. The agreement allows for acceptable accounts receivable to be sold and assigned to the investors. The investors are willing to purchase accounts receivable from most of the Company's customers, while the bank limited the account purchase to one customer (Note 6). The investors hold back payment of an amount equal to 15 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale of proceeds, which approximates an 18 percent annual interest rate. The Company pays a minimum fee of 3% for the first sixty days and an additional daily fee beyond sixty days. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.