Form 10QSB
period 2001-12-31
FUTUREONE INC /NV/
filed 2002-02-14
CIK 1059838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ____ Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 2002, there were 16,629,301 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format.

(Check one)   Yes [  ]  No [X]

                                 FUTUREONE, INC.

                                      INDEX



               Page
Part I:        Financial Information                                      3

     Item 1.   Financial Statements (Unaudited)                           3

               Condensed consolidated balance sheets  -
               December 31, 2001 and September 30, 2001                   3

               Condensed consolidated statements of operations -
               Three and Three months ended December 31, 2001 and         4
               2000

               Condensed consolidated statements of cash flows  -
               Three months ended December 31, 2001 and 2000              5

               Notes to condensed consolidated financial statements       6

     Item 2.   Management's Discussion and Analysis or Plan of
               Operation                                                 7

Part II:       Other Information                                         11

     Item 1.   Legal Proceedings                                         11

     Item 2.   Changes in Securities and Use of Proceeds                 11

     Item 3.   Defaults Upon Senior Securities                           11

     Item 4.   Submission of Matters to a Vote of Security Holders       11

     Item 5.   Other Information                                         11

     Item 6.   Exhibits and Reports on Form 8-K                          12

Signatures                                                               12

                          PART I. FINANCIAL INFORMATION

I. ITEM 1.    FINANCIAL STATEMENTS


             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                                         2001                2001
                                                                                 ----------------------------------------
                                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $       22,191   $      56,221
    Trade accounts receivable, net of allowance for doubtful accounts of                   1,212,229
         $458,000                                                                                          1,540,583
    Costs and estimated earnings in excess of billings on uncompleted contracts              388,986         528,489
    Prepaid expenses and other assets                                                        166,846         145,451
                                                                                             -------   -------------
             Total current assets                                                          1,790,252       2,270,744

PROPERTY AND EQUIPMENT, net                                                                2,180,482       2,338,407
NOTES RECEIVABLE                                                                              98,387          56,366
INTANGIBLE ASSETS, net                                                                        11,279          11,279
OTHER ASSETS                                                                                  33,577          30,895
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                               41,236          45,753
                                                                                              ------   -------------
             Total assets                                                                  4,155,213   $   4,753,444
                                                                                           =========   =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Notes payable to stockholders                                                        $     2,450   $       2,450
    Trade accounts payable                                                                 1,695,649       2,694,608
    Accrued expenses                                                                         579,819         413,525
    Taxes payable                                                                            283,007         278,854
    Billings in excess of costs and estimated earnings on uncompleted contracts              426,962         333,290
    Debt in default and current portion of long term debt and capital leases               2,218,215       2,151,326
    Other liabilities                                                                         27,302           1,259
                                                                                              ------   -------------
             Total current liabilities                                                     5,233,404       5,875,312
LIABILITIES SUBJECT TO COMPROMISE  (Note  (A)  below)                                      1,512,528       1,512,528
NOTES PAYABLE, less current portion                                                          548,655         630,025
CAPITAL LEASE PAYABLE, less current portion                                                  171,131         207,039
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized and 16,922,151                16,923        16,923
    Preferred stock, $.001 par value, 10,000,000 shares authorized and none
         outstanding                                                                                              -
    Additional paid-in capital                                                            14,681,218      14,681,218
    Unearned compensation                                                                     (4,583)         (4,750)
    Treasury stock, 292,850 shares at cost                                                  (434,573)       (434,573)
    Accumulated deficit                                                                  (17,569,500)    (17,730,278)
                                                                                        ------------   -------------
             Total stockholders' deficit                                                  (3,310,505)     (3,471,460)
                                                                                         -----------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $  4,155,213   $   4,753,444
                                                                                        ============   =============

(A) Liabilities subject to compromise consist of the following:
         Capital and operating leases                                                     $  178,343      $  178,343
         Subordinated debt                                                                   454,041         454,041
         Trade and other miscellaneous claims                                                880,144         880,144
                                                                                         -----------      ----------
                                                                                          $1,512,528      $1,512,528
 Total Liabilities Subject to Compromise                                                 ===========      ===========

             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                         2001               2000
                                                                                   -----------------  ------------------
                                                                                   -----------------  ------------------

REVENUES:
    Contract revenues                                                              $    2,311,529     $    3,258,527
    Costs of revenues                                                                   1,332,413          2,602,850
                                                                                   --------------     --------------
         Gross profit                                                                     979,116            655,677

OPERATING EXPENSES:
    General and administrative                                                            660,816            773,567
    Depreciation and amortization                                                          14,448            181,633
                                                                                   --------------     --------------
         Total operating expenses                                                         675,264            955,200

         Income (Loss) from operations                                                    303,852           (299,523)

OTHER INCOME (EXPENSE):
    Interest expense                                                                     (116,905)           (95,781)
    Gain (loss) on disposal of assets                                                      12,396                  -
    Gain (loss) on sale of available for sale securities                                        -                  -
    Other                                                                                  (5,612)            33,392
                                                                                   ---------------    --------------
         Total other income (expense)                                                    (110,121)           (62,389)

REORGANIZATION ITEMS:
    Professional fees                                                                      32,453                  -
    Trustee fees                                                                              500                  -
                                                                                   --------------     --------------
         Total reorganization items                                                        32,953                  -

         Income (Loss) from continuing operations                                         160,778           (361,912)

DISCONTINUED OPERATIONS:
    Loss from discontinued operations                                                           -             (7,223)
    Gain on disposal                                                                            -            215,456
                                                                                   --------------     --------------
    Net gain (loss) on discontinued operations                                                  -            208,233
                                                                                   --------------     --------------

NET INCOME (LOSS)                                                                  $      160,778     $     (153,679)
                                                                                   ==============     ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
    Loss from continuing operations                                                $           .01    $         (.02)
    Gain from discontinued operations
                                                                                   --------------    ----------------
                                                                                              ___                .01
                                                                                   ---------------    ---------------
         Net loss per common share                                                 $           .01    $         (.01)
                                                                                   ===============    ===============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES                                              16,629,301         15,980,847
                                                                                   ==============     ==============


             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                      -----------------------------------
                                                                                      ----------------   ----------------
                                                                                           2001               2000
                                                                                      ----------------   ----------------
                                                                                      ----------------   ----------------
OPERATING ACTIVITIES:
Net Income (Loss)                                                                     $      160,778     $     (153,679)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                                        174,403            350,023
        Provision for doubtful accounts                                                            -              7,500
        Amortization of unearned compensation                                                                    19,056
        Loss (gain) on sale of assets                                                        (12,396)                 -
        Loss (gain) on sale of discontinued operations                                                         (215,456)
        Changes in operating assets and liabilities:
          Trade accounts receivable                                                          328,354            293,897
          Notes receivable                                                                   (42,021)                 -
          Costs and estimated earnings in excess of billings on uncompleted                  139,503            (57,463)
          contracts
          Prepaid expenses and other assets                                                  (24,077)            57,156
          Trade accounts payable                                                            (998,959)            31,607
          Accrued expenses and other liabilities                                             (93,672)          (111,679)
          Billings in excess of costs and estimated earnings on uncompleted                  196,667             54,253
                                                                                      --------------     --------------
          contracts
              Net cash provided by (used in) operating activities                             15,814            275,215
INVESTING ACTIVITIES:
    Purchase of property and equipment                                                       (54,514)           (48,031)
    Disposal of assets                                                                        38,136
    Change in notes receivable and other assets                                                    -              4,055
    Change in net assets of discontinued operations                                            4,517            (20,316)
                                                                                      --------------     --------------
              Net cash provided by (used in) investing activities                            (11,861)           (64,292)
FINANCING ACTIVITIES:
    Payments on line-of-credit                                                                                 (415,000)
    Principal payments on notes payable and capital leases                                   (50,389)          (453,396)
    Proceeds from borrowings on notes payable and capital leases                              12,396            132,068
    Proceeds from issuance of common stock                                                                      250,000
                                                                                      --------------            -------
    Net cash provided by (used in) financing activities                                      (37,983)          (486,328)
                                                                                      --------------     ---------------
    Increase (decrease) in cash and cash equivalents                                         (34,030)          (275,405)
    Cash and cash equivalents at beginning of period                                          56,221            296,285
                                                                                      --------------     --------------
    Cash and cash equivalents at end of period                                        $       22,191     $       20,880
                                                                                      ==============     ==============

             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  DECEMBER 31, 2001


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

The balance sheet at September 30, 2001, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission on January 15, 2002.

2. CHAPTER 11 REORGANIZATION:

On March 29, 2001, FutureOne, Inc. (the "Debtor") (but not its consolidated subsidiaries) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Western District of Colorado. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2001 and the December 31, 2001 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment. On October 15, 2001, the Company submitted its reorganization plan to the court. As of February 8, 2002, the Company's reorganization plan was not approved.


3. LIQUIDITY AND BASIS OF PRESENTATION:

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

6.  ACCOUNTS RECEIVABLE - PURCHASE AGREEMENTS:

On March 24, 2000, the Company entered into an Account Purchase Agreement with a commercial bank. The Agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. The Bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. The Company has included $127,000 in its December 31, 2001 accounts receivable balance representing the hold back of accounts receivable sold for which payment has not been received. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 24 percent annual interest rate. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.

On December 6, 2001, the Company entered into an additional Account Purchase Agreement with a group of private investors. The agreement allows for acceptable accounts receivable to be sold and assigned to the investors. The investors are willing to purchase accounts receivable from most of the Company's customers, while the bank limited the account purchase to one customer. The investors hold back payment of an amount equal to 15 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale of proceeds, which approximates an 18 percent annual interest rate. The Company pays a minimum fee of 3% for the first sixty days and an additional daily fee beyond sixty days. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements in this "Management's Discussion and Analysis or Plan of Operation" and also contained elsewhere in this report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the Company's restructuring efforts under Chapter 11 of the US Bankruptcy Code, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, an inability to obtain financing and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and "Management's Discussion and Analysis or Plan of Operation" included as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

RESULTS OF OPERATIONS

         The Company operates its business under a single segment, Telecommunication Infrastructure Services (formerly called Broadband communications and engineering construction services). The Company's previous other business segments, Internet services (which was sold October 6, 2000), telecommunication and convergence technology, and communication equipment sales, are included under discontinued operations. See Note (A) on the Consolidated Balance Sheet to the "Financial Statements," which indicates the amounts from each category that were reclassified to discontinued operations.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

         The Company's operating income was $304,000 for the three months ended December 31, 2001 compared to a $299,000 operating loss for the same period in 2000. The Company's operating income was $161,000 and its net loss was $154,000 for the three months ended December 31, 2001 compared to a $154,000 net loss for the same period in 2000.

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $2,312,000 for the three months ended December 31, 2001, a decrease of 29.1% from $3,259,000 for the three months ended December 31, 2000. Recent economic slowdown in the telecommunications industry has negatively impacted revenue. The Company anticipates revenue reductions in the quarter ending March 31, 2002. Considering current economic conditions in the telecommunications industry, the Company can not predict when revenues will recover. The Company is attempting to identify new revenue sources and more aggressively pursuing additional projects.

COSTS OF REVENUES

         Cost of revenues, which includes materials, direct labor costs and depreciation, was $1,332,000 during the three months ended December 31, 2001, a decrease of 48.8% from $2,603,000 for the three months ended December 31, 2000. This decrease was primarily the result of lower revenues and improved expense control. Direct labor, overtime, equipment rental, construction related travel and contractor expenses were significantly reduced. Due to these expense controls, gross margins increased from 20.1% for the three months ended December 31, 2000, to 42.4% for the three months ended December 31, 2001.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $113,000, or 14.6%, from $774,000 in the three months ended December 31, 2000, to $661,000 in the three months ended December 31, 2001. The decrease is directly related to reducing overhead expenses, the elimination of certain executory contracts and equipment leases, the elimination of administrative expenses required to support business segments that were sold or discontinued, and reduction in administrative expenses required to support OPEC, due to adoption of SFAS No-142.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization, not including depreciation included in cost of sales, decreased $168,000 from $182,000 in the three months ended December 31, 2000 to $14,000 in the three months ended December 31, 2001. This decrease was attributable to the elimination of goodwill amortization related to the OPEC acquisition.

INTEREST EXPENSE

         Interest expense increased $21,000 from $96,000 in the three months ended December 31, 2000, to $117,000 in the three months ended December 31, 2001. The increased interest expense was mainly a result of additional interest expense incurred in connection with receivables financing.

OTHER

         The Company realized a gain of approximately $12,000 during the three months ended December 31, 2001, related to the sale of certain assets.

REORGANIZATION ITEMS

         During the quarter ending December 31, 2001, the Company incurred professional fees of $33,000 in administrative expenses related to its bankruptcy proceedings.

DISCONTINUED OPERATIONS

         During the period ended December 31, 2000, the Company recognized an adjustment to gain on disposal of a business segment related to favorable settlement of disputed charges of approximately $215,000.

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

         On October 15, 2001, the Company submitted its reorganization plan to the bankruptcy court. As of the date of this report, the Company's reorganization plan had not been approved. The Company anticipates filing an amended reorganization plan prior to February 26, 2002. There is, however, no guarantee that the Company will be successful in restructuring its debt while in Chapter 11 or that OPEC CORP. will continue operating unaffected by the bankruptcy.


         The following table sets forth comparative cash flows of the Company for the periods indicated:

                                               THREE MONTHS ENDED DECEMBER 31
                                                2001                   2000
                                               -------------------- ------------

Net Cash Provided by  Operating                     $   16,000    $  275,000
Activities....................................
Net Cash (Used in) Investing                           (12,000)      (64,000)
Activities....................................
Net Cash (Used in) Financing                           (38,000)      486,000
Activities....................................
Ending Cash Balance...........................          22,000       (21,000)
Working Capital Deficit.......................      (3,443,000)   (4,384,000)

         (December  2001 working capital deficit excludes
         $1,513,000 in liabilities subject to compromise)

         The Company had net cash provided from operating activities of $16,000 for the three months ended December 31, 2001 compared to $275,000 net cash provided by operating activities for the three months ended December 31, 2000. Net cash provided from operating activities was reduced as result of decrease in trade accounts payable $999,000. The Company's investment activities required $12,000 and $64,000, during the three months ended December 31, 2001 and 2000, respectively. Financing activities used $38,000 in the three months ended December 31, 2001 and used $486,000 in the three months ended December 31, 2000. All the cash proceeds from financing activities in the period ending December 31, 2000 were attributable to the sale of common stock.

         By closing its telecommunications division, the Company has eliminated all of its commitments for equipment and expenses that existed at September 30, 1999, which totaled approximately $1,600,000. In addition by divesting and closing other unprofitable subsidiaries and divisions and reducing overhead, the Company has eliminated the annual need for approximately $1,000,000 in working capital. The Company's access to capital is limited as a result of the bankruptcy. However, the Company, through its subsidiary OPEC, has been successful in securing capital leases for equipment, vehicles and computers. The advance on accounts receivable financing was increased from 80% to 85%. OPEC has negotiated discounts and payment terms on many past due leases and accounts payable. During the next 60 days the Company will attempt will continue to acquire an asset based line of credit. If obtained, the Company believes it can significantly reduce current interest charges. Additionally, the Company will continue seeking capital through equity capital groups and may include equity funds as part of its restructuring plan.

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

         In August 1999, the Company's wholly owned subsidary OPEC obtained a loan for $1,000,000 from private investors, which was evidenced by a convertible note which provided that it could be converted into shares of the Company's Common Stock at $2.25 per share. The note bears interest at the rate of 15% per annum and was due September 1, 2001. In July 2000 the note was amended to change the conversion provision to allow up to $444,444 to be converted into shares of the Company's Common Stock at $1.00 per share. In addition the Company agreed to issue 60,000 warrants per month, at $1.00 per share, for a maximum of six months, to the lenders in exchange for their subordination of their collateral under the note to allow the Company to factor invoices to a bank.

         On January 21, 2001 the Company entered into amendments relating to the $1,000,000 and $300,000 notes. The amendments extend the term of the notes to December 31, 2003, increased the interest rate from 15% to 18%, and included a provision to defer 9% of the interest until one year after the notes are terminated.The amendments were effective July 1, 2001.

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

         FutureOne is still dependent upon additional capital resources to enable it to fully carry out its business plan. The lack of profitable operations and the need for additional capital have resulted in the report of its independent auditors for the years ended September 30, 1999, 2000 and 2001, containing an uncertainties paragraph with respect to the ability of FutureOne to continue as a going concern.

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

    None
                                       11

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits






EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
                             ----------------------
10.77 Third Amendment to August, 27, 1999, Collateralized Commercial Promissory Note by OPEC CORP. to the order of Norwest Bank Colorado, National Association, John Ventimiglia, and Robin L. Morley & Mark E. Morley in the amount of $1,000,000 dated January 21, 2002.

10.78 First Amendment to Collateraized Commercial Promissory Note in the amount of $300,000 data January 16, 2001 by OPEC CORP. to the order of Wells Fargo Bank and Johm M. Ventimigila dated January 21, 2002.

     (b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended December 31, 2001.


SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUTUREONE, INC.

Date: February 14, 2002                By: /s/ Donald D. Cannella
                                           -------------------------------
                                           Donald D. Cannella
                                           Chief Executive Officer

Date: February 14, 2002                By: /s/ Ralph R. Zanck
                                           --------------------------------
                                           Ralph R. Zanck
                                           Chief Financial Officer

      EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------


10.77 Third Amendment to August, 27, 1999, Collateralized Commercial Promissory Note by OPEC CORP. to the order of Norwest Bank Colorado, National Association, John Ventimiglia, and Robin L. Morley & Mark E. Morley in the amount of $1,000,000 dated January 21, 2002

10.78 First Amendment to Collateraized Commercial Promissory Note in the amount of $300,000 data January 16, 2001 by OPEC CORP. to the order of Wells Fargo Bank and Johm M. Ventimigila dated January 21, 2002.