Form 10QSB
period 2002-03-31
FUTUREONE INC /NV/
filed 2002-05-15
CIK 1059838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

(Check one)   Yes [  ]  No [X]

                                 FUTUREONE, INC.

                                      INDEX



                                                                         Page
 Part I:        Financial Information                                      3

      Item 1.   Financial Statements (Unaudited)                           3

                Condensed consolidated balance sheets  -
                March 31, 2002 and September 30, 2001                      3

                Condensed consolidated statements of operations -
                Three and six months ended March 31, 2002 and 2001         4

                Condensed consolidated statements of cash flows  -
                Six months ended March 31, 2002 and 2001                   5

                Notes to condensed consolidated financial statements       6

      Item 2.   Management's Discussion and Analysis or Plan of
                Operation                                                  7

 Part II:       Other Information                                         13

      Item 1.   Legal Proceedings                                         13

      Item 2.   Changes in Securities and Use of Proceeds                 14

      Item 3.   Defaults Upon Senior Securities                           14

      Item 4.   Submission of Matters to a Vote of Security Holders       14

      Item 5.   Other Information                                         14

      Item 6.   Exhibits and Reports on Form 8-K                          14

 Signatures                                                               14

                          PART I. FINANCIAL INFORMATION

I. ITEM 1.    FINANCIAL STATEMENTS


             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,         SEPTEMBER 30,
                                                                                         2002                2001
                                                                                 -------------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $       22,171   $      56,221
    Trade accounts receivable, net of allowance for doubtful accounts of                   1,132,400       1,540,583
    $93,000 and $458,000 at March 31, 2002 and September 30, 2001, respectively
    Costs and estimated earnings in excess of billings on uncompleted contracts              108,986         528,489
    Prepaid expenses and other assets                                                        176,391         145,451
                                                                                             -------   -------------
             Total current assets                                                          1,439,948       2,270,744
PROPERTY AND EQUIPMENT, net                                                                1,965,200       2,338,407
NOTES RECEIVABLE                                                                             101,577          56,366
INTANGIBLE ASSETS, net                                                                        11,279          11,279
OTHER ASSETS                                                                                  33,577          30,895
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                               41,236          45,753
                                                                                              ------   -------------
             Total assets                                                                  3,592,817   $   4,753,444
                                                                                           =========   =============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Notes payable to stockholders                                                              2,450   $       2,450
    Trade accounts payable                                                                 1,762,331       2,694,608
    Accrued expenses                                                                         535,241         413,525
    Taxes payable                                                                            283,007         278,854
    Billings in excess of costs and estimated earnings on uncompleted contracts              278,814         333,290
    Debt in default and current portion of long term debt and capital leases               1,992,955       2,151,326
    Other liabilities                                                                         14,824           1,259
                                                                                              ------   -------------
             Total current liabilities                                                     4,869,622       5,875,312
LIABILITIES SUBJECT TO COMPROMISE  (Note  (A)  below)                                      1,512,528       1,512,528
NOTES PAYABLE, less current portion                                                          469,044         630,025
CAPITAL LEASE PAYABLE, less current portion                                                  135,234         207,039
STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000 shares authorized and 16,922,151
         shares issued                                                                        16,923          16,923
    Preferred stock, $.001 par value, 10,000,000 shares authorized and none
         outstanding                                                                                               -
    Additional paid-in capital                                                            14,681,218      14,681,218
    Unearned compensation                                                                     (4,583)         (4,750)
    Treasury stock, 292,850 shares at cost                                                  (434,573)       (434,573)
    Accumulated deficit                                                                  (17,652,606)    (17,730,278)
                                                                                        ------------   -------------
             Total stockholders' deficit                                                  (3,393,611)     (3,471,460)
                                                                                         -----------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $      3,592,817   $   4,753,444
                                                                                    ================   =============

(A) Liabilities subject to compromise consist of the following:
         Capital and operating leases                                                     $  178,343      $  178,343
         Subordinated debt                                                                   454,041         454,041
         Trade and other miscellaneous claims                                                880,144         880,144
                                                                                    ================   =============
                                                                                          $1,512,528      $1,512,528


                             See Accompanying Notes

             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For The Three Months Ended March 31,  For The Six Months Ended March 31,
                                                      2002               2001              2002               2001
                                                ----------------- -----------------  ----------------  --------------

Revenues:
Contract revenues                               $    1,288,262    $    4,072,242      $    3,559,791    $    7,330,769
Costs of revenues (a)                                  965,850         3,414,470           2,296,263         6,017,320
                                                --------------    --------------      --------------    --------------
Gross profit                                           322,412           657,772           1,301,528         1,313,449

Operating Expenses:
General and administrative                             215,913           772,066             877,229         1,545,634
Depreciation and amortization                           26,141           176,303              40,589          357,936
                                                --------------    --------------      --------------    --------------
Total operating expenses                               242,054           948,369             917,818         1,903,570
                                                --------------    --------------      --------------    --------------
Income (Loss) from operations                           80,358          (290,597)            383,710          (590,121)

Other Income (Expense):
Interest expense                                      (119,501)         (288,663)           (236,406)         (384,444)
Gain (loss) on disposal of assets                      (23,987)            9,682             (11,591)            9,682
Gain (loss) on sale of available for sale                    -          (210,281)                  -          (210,280)
securities
Other                                                   (7,072)          209,647             (12,684           243,039
                                                --------------    --------------      --------------    --------------
Total other income (expense)                          (150,560)         (279,615)           (280,681)         (342,003)

Reorganization Items:
Professional fees                                       13,216                 -             45,1693                 -
Trustee fees                                               500                 -               1,000                 -
                                                --------------    --------------      --------------    --------------
Total reorganization items                              13,716                 -              46,169                 -
                                                --------------    --------------      --------------    --------------
Income (Loss) from continuing operations               (83,918)         (570,212)             76,880          (932,124)

Discontinued Operations:
Loss from discontinued operations                            -                 -                   -            (7,223)
Gain on disposal                                             -                 -                   -           215,456
Net gain (loss) on discontinued operations                   -                 -                   -           208,233

Net Income (Loss)                               $      (83,918)   $     (570,212)     $       76,880    $     (723,891)

Basic and Diluted Net Loss Per Common Share:
Loss from continuing operations                 $         .(01)   $         .(03)    $           .01    $         (.05)
Gain from discontinued operations                           --                --                  --               .01
                                                --------------    --------------      --------------    --------------
Net loss per common share                       $         ( 01)   $          (03)    $            01    $         (.04)

Basic and Diluted Weighted Average Shares           16,629,301        16,877,920          16,629,301        16,425,173


(a) Includes $169,000 and $178,000 of depreciation in three months ended March 31, 2002 and 2001, and $342,000 and $346,000 of depreciation in six months ended March 31, 2002 and 2001, respectively.




                                       -4-
                             See Accompanying Notes

             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      -----------------------------------
                                                                                      ----------------   ----------------
                                                                                           2002               2001
                                                                                      ----------------   ----------------
                                                                                      ----------------   ----------------
OPERATING ACTIVITIES:
Net Income (Loss)                                                                     $       76,880     $     (723,891)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                        364,768            703,979
        Provision for doubtful accounts                                                     (364,586)            66,000
        Amortization of unearned compensation                                                      -              93,031
        Realized and unrealized (gain) loss on investments                                         -             209,232
        Loss (gain) on sale of assets                                                         11,591             (9,682)
        Net cash used in discontinued operations activities                                        -            (95,316)
        Loss (gain) on sale of discontinued operations                                             -           (215,456)
        Changes in operating assets and liabilities:
          Trade accounts receivable                                                          772,769            (64,278)
          Notes receivable                                                                   (45,211)                 -
          Costs and estimated earnings in excess of billings on uncompleted                  419,503            (10,033)
          contracts
          Prepaid expenses and other assets                                                  (33,622)           (68,230)
          Trade accounts payable                                                            (932,277)            31,607
          Accrued expenses and other liabilities                                             140,403            309,462
          Billings in excess of costs and estimated earnings on uncompleted                  (54,476)           (47,109)
                                                                                      ---------------    ---------------
          contracts
              Net cash provided by (used in) operating activities                            355,742            147,709
INVESTING ACTIVITIES:
    Purchase of property and equipment                                                       (54,514)          (100,137)
    Disposal of assets                                                                        51,362
    Change in notes receivable and other assets                                                    -             19,855
    Net cash provided by discontinued operating activities                                                       75,000
    Change in net assets of discontinued operations                                             4517            (20,316)
                                                                                      --------------     --------------
              Net cash provided by (used in) investing activities                              1,365             (5,282)
FINANCING ACTIVITIES:
    Payments on line-of-credit                                                                                 (455,000)
    Principal payments on notes payable and capital leases                                  (391,157)          (141,611)
    Proceeds from sale of common stock
                                                                                                  -             196,775
    Debt issuance costs                                                                           -             127,000
    Proceeds from borrowings on notes payable and capital leases                                  -             631,744
    Proceeds from issuance of common stock                                                        -             250,000
                                                                                      --------------            -------
    Net cash provided by (used in) financing activities                                     (391,157)          (380,884)
                                                                                      --------------     ---------------
    Increase (decrease) in cash and cash equivalents                                         (34,050)          (238,457)
    Cash and cash equivalents at beginning of period                                          56,221            296,285
                                                                                      --------------     --------------
    Cash and cash equivalents at end of period                                                22,171             57,828
                                                                                      ==============     ==============


                                      -5-
                             See Accompanying Notes

             FUTUREONE, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

2. CHAPTER 11 REORGANIZATION:

On March 29, 2001, FutureOne, Inc. (the "Debtor") (but not its consolidated subsidiaries) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2001 and the March 31, 2002 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment. On October 15, 2001, the Company submitted its reorganization plan to the court. On May 2, 2002, the Company submitted its second amended reorganization plan to the court. As of May 10, 2002, the Company's reorganization plan was not approved.


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

4  ACCOUNTS RECEIVABLE - PURCHASE AGREEMENTS:

On March 24, 2000, the Company entered into an Account Purchase Agreement with a commercial bank. The Agreement allows for acceptable accounts receivable to be sold and assigned to the Bank. Effective March, 2002 the Company terminated account purchase activity with the bank. The Company is attempting to resolve any penalties that may result from termination of the Account Purchase Agreement. The Company does not believe the penalties will exceed $20,000.

On December 6, 2001, the Company entered into an additional Account Purchase Agreement with a group of private investors. The agreement allows for acceptable accounts receivable to be sold and assigned to the investors. The investors are willing to purchase accounts receivable from most of the Company's customers, while the bank limited the account purchase to one customer (Note 6). The investors hold back payment of an amount equal to 15 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale of proceeds, which approximates an 18 percent annual interest rate. The Company pays a minimum fee of 3% for the first sixty days and an additional daily fee beyond sixty days. The Company sells only a portion of its accounts receivable and collects the remainder in the ordinary course of business. As of March 31, 2002, approximately $439,000 of the Company's accounts receivable were sold and assigned to the private investors.

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

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

         We believe the following, among others, to be critical accounting policies. That is, they are both important to the portrayal of the Company's financial condition and results of operations, and they required critical management judgements and estimates about matters that are inherently uncertain. Although we believed our judgments and estimates are appropriated and correct, actual future results may differ from our estimates.

         Basis of Consolidation - We have consolidated the financial statements which include the accounts of the Company and its subsidiaries, all of which are
wholly  owned   subsidiaries.   All   significant   intercompany  accounts  and
transactions have been eliminated.

         Bankruptcy Reporting - We have prepared the financial statements in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) for reporting bankruptcy related items. SOP 90-7 requires the Company to record claims at the amount allowed or the amount estimated to be allowed as opposed to the amount for which the liabilities are expected to be settled. SOP 90-7 also requires separate balance sheet classification for liabilities subject to compromise, and requires disclosure of certain bankruptcy related items. Reorganization items are separately reported as such in the statement of operations.

         Revenue and Cost Recognition - We recognize revenue from contracts using the percentage of completion method. Under this method, revenues are recognized and measured by the percentage of costs incurred to date to total estimated costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         We include in cost of sales all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions in costs and income and are recognized in the period in which the revisions are determined.

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

THREE  MONTHS  ENDED MARCH 31, 2002  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2001

         The Company's operating income was $81,000 for the three months ended March 31, 2002 compared to a $291,000 operating loss for the same period in 2001. The Company's net loss was $84,000 for the three months ended March 31, 2002 compared to a $570,000 net loss for the period in 2001.

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $1,288,000 for the three months ended March 31, 2002, a decrease of 68.4.% from $4,072,000 for the three months ended March 31, 2001. The current economic slowdown in the telecommunication industry has negatively impacted revenue. The Company anticipates revenue to remain at current levels or increase modestly in the remainder of the fiscal year. Considering current economic conditions in the telecommunication industry, the Company can not predict when revenues will recover. The Company is attempting to identify new revenue sources and is more aggressively pursuing additional projects.

COSTS OF REVENUES

         Cost of sales, which includes materials, direct labor costs and depreciation was $966,000 during the three months ended March 31, 2002, compared to $3,414,000 for the three months ended March 31, 2001. This decrease was primarily the result of lower revenues and improved expense control. Direct labor, overtime, equipment rental, construction-related travel and contractor expenses were significantly reduced. Gross margins increased from 16.2% for the three months ended March 31, 2001, to 25.0% for the three months ended March 31, 2002.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $557,000, or 72.2%, from $772,000 in the three months ended March 31, 2001, to $215,000 in the three months ended March 31, 2002. General and administrative expenses were reduced $365,000 due to the collection of accounts receivable previously reserved due to Chapter 11 filing of the customer. Additional expense reduction directly related to reducing overhead expenses, the elimination of certain executory contracts and equipment leases, the elimination of administrative expenses required to support business segments that were sold or discontinued, and reduction in administrative expenses required to support OPEC.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization, not including depreciation included in cost of sales, decreased $150,000 from $176,000 in the three months ended March 31, 2001 to $26,000 in the three months ended March 31, 2002. The decrease was attributable to the elimination of goodwill amortization related to the OPEC acquisition.

INTEREST EXPENSE

         Interest expense decreased $169,000 from $288,000 in the three months ended March 31, 2001, to $120,000 in the three months ended March 31, 2002. . The decrease in interest expense is primarily due to reduced interest expense associated with accretion of debt discount from working capital loans obtained by the Company during the six months ended March 30,

OTHER

         The Company realized a loss of approximately $24,000 during the three months ended March 31, 2002, related to the abandonment of certain software and furniture assets.

REORGANIZATION ITEMS

         During  the  quarter  ending  March  31,  2002,  the  Company  incurred
professional  fees  of  $14,000  in  administrative   expenses  related  to  its
bankruptcy proceedings.

SIX MONTHS ENDED MARCH 30, 2002 COMPARED WITH SIX MONTHS ENDED MARCH 30, 2001

REVENUES

         Total revenues, excluding revenues attributable to discontinued operations, were $3,600,000 for the six months ended March 30, 2002, a decrease of 50.9%, from $7,331,000 for the six months ended March 30, 2001. The current economic slowdown in the telecommunication industry has negatively impacted revenue. The Company anticipates revenue to remain at current levels or increase modestly in the remainder of the fiscal year. Considering current economic conditions in the telecommunication industry, the Company can not predict when revenues will recover. The Company is attempting to identify new revenue sources and is more aggressively pursuing additional projects.

COSTS OF REVENUES

         Cost of sales, which includes materials, direct labor costs and depreciation, was $2,296,000 during the six months ended March 30, 2002, compared to $6,017,000 for the six months ended March 30, 2001. While operations and project selection improved during fiscal 2001, the decrease is primarily the result of lower revenues. Gross margins increased from 17.9% for the six months ended March 30, 2001, to 36.2% for the six months ended March 30, 2002. Direct labor, overtime, equipment rental, construction related travel and contractor expenses were significantly reduced.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $669,000, or 43.3%, from $1,546,000 in the six months ended March 30, 2001, to $877,000 in the six months ended March 30, 2002. The decrease was mainly related to the elimination of administrative expenses required to support business segments that were sold or discontinued.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization, not including depreciation included in cost of sales, decreased $317,000 from $357,000 in the six months ended March 30, 2001 to $41,000 in the six months ended March 30, 2002. The decrease was attributable to the elimination of goodwill amortization related to the OPEC acquisition

INTEREST EXPENSE

         Interest expense decreased $148,000 from $384,000 in the six months ended March 30, 2001, to $236,000 in the six months ended March 30, 2002. The decrease in interest expense is primarily due to reduced interest expense associated with accretion of debt discount from working capital loans obtained by the Company during the six months ended March 30, 2001.

OTHER

         The Company realized a loss of approximately $210,000 during the six months ended March 30, 2001, on the recognition of the prolonged decline in the value of ICCX stock received when the Company sold its internet service provider business. Company officers canceled personal notes due from the Company resulting in a gain of approximately $188,000 during the six months ended March 30, 2001.

REORGANIZATION ITEMS

         During the six months ending June 20, 2001, the Company incurred professional fees of $47,000 in legal expenses related to its bankruptcy proceedings.

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

         On October 15, 2001, the Company submitted its reorganization plan. The Company filed its second amended reorganization plan on May 2, 2002. As of May 10, 2002, the Company's reorganization plan had not been approved. There is, however, no guarantee that the Company will be successful in restructuring its debt while in Chapter 11 or that OPEC CORP. will continue operating unaffected by the bankruptcy.


         The following table sets forth comparative cash flows of the Company for the periods indicated:

                                                      SIX MONTHS ENDED MARCH 31
                                                         2002            2001
                                                    ------------    -----------

 Net Cash Provided by (Used in) Operating             $   355,000   $  147,000
 Activities....................................
 Net Cash Provided by (Used in) Investing                   1,000       (5,000)
 Activities....................................
 Net Cash Provided by (Used in)Financing                 (391,000)     381,000
 Activities....................................
 Ending Cash Balance...........................            22,000      (58,000)
 Working Capital Deficit.......................        (3,430,000)  (2,680,000)
          (March 2002 working capital deficit excludes
          $1,513,000 in liabilities subject to compromise)

         The Company had net cash provided from operating activities of $360,000 for the six months ended March 31, 2002 compared to $148,000 net cash provided by operating activities for the six months ended March 31, 2001. Net cash provided from operating activities was reduced as result of decrease in trade accounts payable $950,000. The Company's investment activities required $3,000 and $5,000, during the six months ended March 31, 2002 and 2001, respectively. Financing activities used $391,000 in the six months ended March 31, 2002 and used $381,000 in the six months ended March 31, 2001. All the cash proceeds from financing activities in the period ending March 31, 2001 were attributable to the sale of common stock.

         By closing its telecommunications division, the Company has eliminated all of its commitments for equipment and expenses that existed at September 30, 1999, which totaled approximately $1,600,000. In addition by divesting and closing other unprofitable subsidiaries and divisions and reducing overhead, the Company has eliminated the annual need for approximately $1,000,000 in working capital. The Company's access to capital is limited as a result of the bankruptcy. However, the Company, through its subsidiary OPEC, has been successful in securing capital leases for equipment, vehicles and computers. The advance on accounts receivable financing was increased from 80% to 85%. OPEC has negotiated discounts and payment terms on many past due leases and accounts payable. During the next 60 days the Company will attempt to acquire asset based line of credit that if obtained will significantly reduce current interest charges. Additionally, the Company will continue discussions with equity capital groups and may include equity funds as part of its restructuring plan.

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

         On March 24, 2000, OPEC entered into an Account Purchase Agreement with a commercial bank. The agreement allows for acceptable accounts receivable to be sold and assigned to the bank. The bank then may hold back payment of an amount equal to 20 percent of the gross face amount sold. Under the arrangement, the Company pays a fee for the sale in the form of a discount on the sale proceeds, which approximates a 20 percent annual interest rate. Activities under this agreement were terminated in March of 2002.

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

         On January 21, 2002 OPEC entered into agreements modifying the terms of the $1,000,000 and $300,000 notes. The Interest rate was changed to 18%, 9% payable each month and 9% deferred until the loans are terminated. The change was effective July 1, 2001. As of May 10, 2002 OPEC has paid the $300,000 entirely and reduced the $1,000,000 note to $864,000. Deferred interest recorded through March 31, 2002 was $79,000.

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

    None

ITEM 5.       OTHER INFORMATION

    None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

10.77    Third Amendment to August, 27, 1999, Collateralized Commercial Promissory Note by OPEC CORP. to the order of Norwest
         Bank Colorado, National Association, John Ventimiglia, and Robin L. Morley & Mark E. Morley in the amount of
         $1,000,000 dated January 21, 2002.*

10.78    First Amendment to Collateraized Commercial Promissory Note in the amount of $300,000 data January 16, 2001 by OPEC
         CORP. to the order of Wells Fargo Bank and Johm M. Ventimigila dated January 21, 2002.*

*        Incorporated by reference from the Company's Form 10-QSB Registration Statement filed with the Commission on
         February 15, 2002.


         (b)      No reports on Form 8-K were filed under the Securities
                  and Exchange Act of 1934 during the quarter ended March 31,
                  2002


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

                                       FUTUREONE, INC.

Date: February 14, 2002                By: /s/ Donald D. Cannella
                                       -------------------------------
                                       Donald D. Cannella
                                       Chief Executive Officer

Date: February 14, 2002                By: /s/ Ralph R. Zanck
                                       --------------------------------
                                       Ralph R. Zanck
                                       Chief Financial Officer


(b)      Exhibits


NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------

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

*           Incorporated by reference from the Company's Form 10-QSB Registration Statement filed with the Commission on
            February 15, 2002.

         (b)      No reports on Form 8-K were filed under the Securities
                  and Exchange Act of 1934 during the quarter ended March 31,
                  2002